Form 10-Q
period 2015-06-30
TERRAFORM GLOBAL, INC.
filed 2015-09-15
CIK 1620702

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _____________________________________________________________________________
FORM 10-Q
 _____________________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission File Number: 001-37528
 ______________________________________________________________
TerraForm Global, Inc.
(Exact name of registrant as specified in its charter)
 _____________________________________________________________________________

Delaware	47-1919173
(State or other jurisdiction of incorporation or organization)	(I. R. S. Employer Identification No.)
7550 Wisconsin Avenue, 9th Floor, Bethesda, Maryland	20814
(Address of principal executive offices)	(Zip Code)
(240) 762-7700
(Registrant’s telephone number, including area code)
 ______________________________________________________________
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes ☐    No ☒
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐     No  ☒
As of September 7, 2015, there were 96,476,747 shares of Class A common stock outstanding, 61,343,054 shares of Class B common stock outstanding, and no shares of Class B1 common stock outstanding.

TerraForm Global, Inc.
Table of Contents
Form 10-Q

Financial information for TerraForm Global, Inc. has not been presented in this Quarterly Report on Form 10-Q as it had no business transactions or activities and had no assets or liabilities during the periods presented.

PART I--Financial Information

Item 1. Financial Statements.

SUNEDISON EMERGING MARKETS CO. (PREDECESSOR)
UNAUDITED CONDENSED COMBINED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Operating revenues, net	$25,681	$9,278	$43,487	$18,104
Operating costs and expenses:
Cost of operations	2,751	1,186	3,109	1,627
Cost of operations - affiliate	1,369	771	2,333	1,496
General and administrative	2,931	—	7,417	574
General and administrative - affiliate	3,852	3,474	6,819	7,330
Acquisition and related costs	13,683	—	13,683	—
Depreciation, accretion and amortization	3,336	1,513	6,071	3,248
Total operating costs and expenses	27,922	6,944	39,432	14,275
Operating (loss) income	(2,241)	2,334	4,055	3,829
Other expense (income):
Loss on extinguishment of debt	1,219	—	1,219	—
Interest expense, net	28,186	4,336	45,007	8,239
Gain on previously held equity investment	(1,426)	—	(1,426)	—
Gain on foreign currency exchange	(6,686)	(1,786)	(6,974)	(2,735)
Other (income) expense, net	(187)	555	(317)	(138)
Total other expenses, net	21,106	3,105	37,509	5,366
Loss before income tax (benefit) expense	(23,347)	(771)	(33,454)	(1,537)
Income tax (benefit) expense	(668)	(174)	450	264
Net loss	$(22,679)	$(597)	$(33,904)	$(1,801)
See accompanying notes to unaudited condensed combined consolidated financial statements.

SUNEDISON EMERGING MARKETS CO. (PREDECESSOR)
UNAUDITED CONDENSED COMBINED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net loss	$(22,679)	$(597)	$(33,904)	$(1,801)
Other comprehensive income (loss):
Net foreign currency translation adjustments	(2,338)	(11,519)	2,139	536
Net (loss) gain on hedging instruments	(4,147)	3,599	(4,250)	(9,548)
Other comprehensive loss, net of tax	(6,485)	(7,920)	(2,111)	(9,012)
Total comprehensive loss	$(29,164)	$(8,517)	$(36,015)	$(10,813)
See accompanying notes to unaudited condensed combined consolidated financial statements.

SUNEDISON EMERGING MARKETS CO. (PREDECESSOR)
UNAUDITED CONDENSED COMBINED CONSOLIDATED BALANCE SHEETS
(In thousands)

	June 30,	December 31,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$667,738	$150,146
Cash committed for construction projects	20,877	42,416
Restricted cash	87,339	22,083
Accounts receivable, net	27,837	11,728
Prepaid expenses and other current assets	40,285	8,293
Total current assets	844,076	234,666
Property and equipment, net	587,572	386,079
Intangible assets, net	2,877	—
Other assets	76,062	52,711
Total assets	$1,510,587	$673,456

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$72,064	$31,542
Accounts payable	26,278	9,894
Accrued expenses and other current liabilities	17,896	2,326
Deferred tax liability	1,384	1,384
Due to parent and affiliates	19,191	47,266
Total current liabilities	136,813	92,412
Long-term debt, less current portion	803,957	492,569
Asset retirement obligations	5,982	5,049
Other long-term liabilities	30,410	31,781
Deferred tax liabilities	3,638	2,881
Total liabilities	980,800	624,692
Equity:
Invested equity	558,419	75,285
Accumulated other comprehensive loss	(28,632)	(26,521)
Total equity	529,787	48,764
Total liabilities and equity	$1,510,587	$673,456
See accompanying notes to unaudited condensed combined consolidated financial statements.

SUNEDISON EMERGING MARKETS CO. (PREDECESSOR)
UNAUDITED CONDENSED COMBINED CONSOLIDATED STATEMENT OF EQUITY
(In thousands)

	Invested Equity	Accumulated Other Comprehensive Loss	Total Equity
Balance at January 1, 2015	$75,285	$(26,521)	$48,764
Net loss	(33,904)	—	(33,904)
Contributions from parent and affiliates, net	31,105	—	31,105
Private placements	485,933	—	485,933
Other comprehensive loss	—	(2,111)	(2,111)
Balance at June 30, 2015	$558,419	$(28,632)	$529,787
See accompanying notes to unaudited condensed combined consolidated financial statements.

SUNEDISON EMERGING MARKETS CO. (PREDECESSOR)
UNAUDITED CONDENSED COMBINED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(33,904)	$(1,801)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of deferred financing costs	13,929	196
Depreciation and accretion	6,071	3,248
Change in fair value of interest rate swaps	(470)	226
Gain on previously held equity investment	(1,426)	—
Loss on extinguishment of debt	1,219	—
Deferred tax expense	450	264
Changes in assets and liabilities:
Accounts receivable	(5,927)	(2,834)
Prepaid expenses and other current assets	(9,934)	(9,456)
Accounts payable, accrued expenses and other current liabilities	13,711	4,990
Due to parent and affiliates	23,120	(2,726)
Other assets and liabilities, net	9,519	(16,469)
Net cash provided by (used in) operating activities	16,358	(24,362)
Cash flows from investing activities:
Capital expenditures	(94,475)	(78,722)
Change in cash committed for construction	20,493	(59,735)
Change in restricted cash	(55,854)	13,149
Cash paid for acquisitions, net of cash acquired	(113,851)	—
Other	(860)	(505)
Net cash used in investing activities	(244,547)	(125,813)
Cash flows from financing activities:
Repayments on Bridge Facility	(91,469)	—
Proceeds from Bridge Facility	400,000	—
Principal payments on system debt financing	(98,041)	(4,805)
Proceeds from system debt financing	48,800	111,895
Net parent investment	7,245	32,287
Proceeds from private placement of equity, net of fees	485,933	—
Proceeds from loans from parent and affiliates	5,111	11,983
Payment of deferred financing costs	(11,779)	(382)
Net cash provided by financing activities	745,800	150,978
Effect of exchange rate changes on cash and cash equivalents	(19)	39
Net increase in cash and cash equivalents	517,592	842
Cash and cash equivalents at beginning of period	150,146	3,148
Cash and cash equivalents at end of period	$667,738	$3,990
See accompanying notes to unaudited condensed combined consolidated financial statements.

SUNEDISON EMERGING MARKETS CO. (PREDECESSOR)
NOTES TO UNAUDITED CONDENSED COMBINED CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF OPERATIONS
TerraForm Global, Inc. ("Global") is a subsidiary of SunEdison, Inc. ("SunEdison" or the "Parent"). Following Global's initial public offering ("IPO") on August 5, 2015, Global became a holding company and its sole asset is an equity interest in TerraForm Global, LLC ("Global LLC"), a globally diversified renewable energy company that owns long-term contracted wind and solar power plants. Global is the managing member of Global LLC and operates, controls and consolidates the business affairs of Global LLC. Financial information for TerraForm Global, Inc. has not been presented in this Quarterly Report on Form 10-Q as it had no business transactions or activities and had no assets or liabilities during the periods presented.

SunEdison Emerging Markets Co. (the "Company") represents the assets that Global acquired from SunEdison prior to and concurrently with the closing of the IPO, and therefore, the unaudited condensed combined consolidated financial statements of the Company are viewed as the predecessor of Global. The Company also includes the assets that Global acquired from third parties through June 30, 2015 (see Note 3). The assets acquired from SunEdison and third parties include solar and wind energy generation systems owned by project entities located in China, India, Malaysia, South Africa, Uruguay and Thailand and the related long-term contractual arrangements to sell the solar and wind energy generated to third parties. The project entities in China, India, South Africa, Uruguay and Thailand are majority-owned subsidiaries of the Parent. The project entities in Malaysia are 48% owned by a subsidiary of the Parent and 52% owned by an investor unrelated to the Parent. Each of the project entities is controlled either through voting or variable interests and therefore is consolidated by the Parent.
In our opinion, the accompanying unaudited condensed combined consolidated financial statements of the Company include all adjustments (consisting of normal, recurring items) necessary to present fairly the Company's financial position and its results of operations and cash flows for the periods presented. The accompanying unaudited condensed combined consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information. Accordingly, they do not include all of the information and disclosures required by GAAP for complete financial statements. These unaudited condensed combined consolidated financial statements should be read in conjunction with the Company's audited financial statements and notes thereto as of December 31, 2014 and 2013 and for the years ended December 31, 2014 and 2013, included in the registration statement on Form S-1, as amended (Registration No. 333-203934) (the "Registration Statement") filed with the United States Securities and Exchange Commission (the "SEC").

The Company has the following projects in operation and under construction as of June 30, 2015:

Project Name	Stage of Development	Commercial Operation Date (1)	Country	Plant Capacity, in MW (2)
Bora Bora (4)	Under Construction	Q4 2015	India	17.8
SE 25	In Operation	Q1 2012	India	25.0
NSM Suryalabh	In Operation	Q1 2015	India	19.1
NSM Sitara	In Operation	Q1 2015	India	15.2
NSM L'Volta	In Operation	Q1 2015	India	12.7
Focal	In Operation	Q2 2015	India	11.3
Brakes	In Operation	Q4 2014	India	7.5
Millennium	In Operation	Q1 2012	India	6.9
Raj 5	In Operation	Q4 2011	India	5.0
ESP Urja	In Operation	Q4 2011	India	3.7
Azure	In Operation	Q4 2011	India	3.7
NSM 24 (3)	In Operation	Q1 2013	India	23.9
Dunhuang	In Operation	Q4 2012	China	18.0
Honiton (3)	In Operation	Q3 2008 - Q3 2011	China	148.5
El Naranjal (4)	Under Construction	Q4 2015	Uruguay	57.4
Del Litoral (4)	Under Construction	Q4 2015	Uruguay	17.4
Boshof	In Operation	Q4 2014	South Africa	33.6
NPS Star 1-3 (4)	Under Construction	Q4 2015	Thailand	17.9
WXA 1-3 (4)	Under Construction	Q4 2015	Thailand	17.9
PP Solar	In Operation	Q1 2015	Thailand	3.6
Silverstar Pavilion	In Operation	Q4 2013	Malaysia	5.1
Fortune 11	In Operation	Q4 2013	Malaysia	4.8
Corporate Season	In Operation	Q4 2013	Malaysia	2.5
Total				478.5
(1) Represents the actual or anticipated commercial operation date, as applicable, unless otherwise indicated.
(2) Plant capacity represents the maximum generating capacity at standard test conditions of a facility multiplied by our percentage of economic ownership of that facility after taking into account any redeemable preference shares and shareholder loans that the Company holds. For projects referenced herein that have not yet achieved their commercial operation date, the figures reflect expected final capacity.
(3) Acquired during the three months ending June 30, 2015 (see Note 3).
(4) The Parent is responsible for the management and construction of projects classified as "Under Construction".
The Company currently operates as part of the Parent. The unaudited condensed combined consolidated financial statements were prepared using the Parent’s historical basis in certain assets and liabilities, and include all revenues, expenses, assets, and liabilities attributed to the assets to be acquired. The historical unaudited condensed combined consolidated financial statements also include allocations of certain corporate expenses of the Parent. Management believes the assumptions and methodology underlying the allocation of the Parent’s corporate expenses reasonably reflect all of the costs of doing business of the Company. However, such expenses may not be indicative of the actual level of expense that would have been incurred by the Company if it had operated as an independent, publicly traded company during the periods prior to the IPO or of the costs expected to be incurred in the future.

The unaudited condensed combined consolidated balance sheets do not separately present certain of the Parent’s assets or liabilities where management deemed it inappropriate due to the underlying nature of those assets and liabilities. The Parent performs financing, cash management, treasury and other services for the Company on a centralized basis. Changes in the net parent investment account in the unaudited condensed combined consolidated balance sheets related to these activities have been considered cash receipts and payments for purposes of the unaudited condensed combined consolidated statements of cash flows and are reflected in financing activities. Changes in the net parent investment account resulting from Parent contributions of assets and liabilities have been considered non-cash financing activities for purposes of the unaudited condensed combined consolidated statements of cash flows.
These unaudited condensed combined consolidated financial statements and related notes to the consolidated financial statements are presented on a consistent basis for all periods presented. All significant intercompany transactions and balances have been eliminated in these financial statements.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Use of Estimates
In preparing the unaudited condensed combined consolidated financial statements, the Company used estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements. Such estimates also affect the reported amounts of revenues, expenses and cash flows during the reporting period. Actual results may differ from estimates under different assumptions or conditions.
Earnings per Share
During the periods presented, the Company was wholly owned by SunEdison and accordingly, no earnings per share have been calculated.
Reclassifications
Certain prior period balances have been reclassified to conform to current period presentation of certain current assets and liabilities in the Company's unaudited condensed combined consolidated financial statements and accompanying notes. Such reclassifications have no effect on previously reported balance sheet subtotals, results of operations, equity, or cash flows.
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. ASU 2014-09 is effective for us on January 1, 2018. Early application is permitted but not before January 1, 2017. ASU 2014-09 permits the use of either a retrospective or cumulative effect transition method. We have not determined which transition method we will adopt, and we are currently evaluating the impact that ASU 2014-09 will have on our unaudited condensed combined consolidated financial statements and related disclosures upon adoption.
In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which describes how an entity should assess its ability to meet obligations and sets rules for how this information should be disclosed in the financial statements. The standard provides accounting guidance that will be used along with existing auditing standards. ASU 2014-15 applies to all entities for the first annual period ending after December 15, 2016, and interim periods thereafter. The adoption of ASU 2014-15 is not expected to have material effect on our unaudited condensed combined consolidated financial statements.
In January 2015, the FASB issued ASU 2015-01, Income Statement-Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items. ASU 2015-01 eliminates from GAAP the concept of extraordinary items. An entity will no longer be required to (1) segregate an extraordinary item from the results of ordinary operations; (2) separately present an extraordinary item on its income statement, net of tax, after income from continuing operations; and (3) disclose income taxes and earnings-per-share data applicable to an extraordinary item. ASU 2015-01 will be effective for fiscal years beginning after December 15, 2015. An entity may apply the amendments prospectively or retrospectively to all prior periods presented in the financial statements. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. The adoption of ASU 2015-01 is not expected to have a material effect on our unaudited condensed combined consolidated financial statements.
In February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis. ASU 2015-02 amended the process that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. ASU 2015-02 is effective for annual periods ending after December 15, 2015, and for annual periods and interim periods thereafter with early adoption permitted. The adoption of ASU No. 2015-02 is not expected to have a material effect on our unaudited condensed combined consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03, Interest-Imputation of Interest, which requires debt issuance costs to be presented as a direct deduction from the carrying amount of the related liability. ASU 2015-03 is effective for annual periods ending after December 31, 2015. Early adoption is permitted. The adoption of ASU 2015-03 is not expected to have a material effect on our unaudited condensed combined consolidated financial statements.
3. ACQUISITIONS
Honiton
On May 14, 2015, the Company completed the acquisition of 100.0% of the outstanding shares of Honiton Energy XIL Holdings Limited (“Honiton XIL”) and Honiton Energy BAV Holdings Limited (“Honiton BAV”, and collectively “Honiton”) from Honiton Energy Caymans Limited. Honiton operates three wind energy generation projects located in China with a combined generation capacity of 148.5 MW. The aggregate consideration paid for this acquisition was $109.1 million in cash.
NSM 24
On June 9, 2015, the Company completed the acquisition of a 51.0% equity interest in SEI Solar Power Private Limited ("NSM 24") from Astroenergy Solar Korea Co. Limited. NSM 24 owns an operating solar energy system located in India with a generation capacity of 23.9 MW. The aggregate consideration paid for the acquisition of this interest was $9.1 million in cash.
Concurrently, our Parent contributed its 49.0% equity interest in NSM 24 to the Company, which was remeasured from the Parent's historical cost basis to fair value of $8.6 million at the time of the acquisition. Accordingly, the NSM 24 acquisition was accounted for as a step acquisition and the Company recognized a gain of $1.4 million related to the remeasurement of the equity interest in NSM 24 to fair value. This remeasurement gain is reported in other income, net in the accompanying unaudited condensed combined consolidated statements of operations.
The net sales and net loss related to the acquisitions of Honiton and NSM 24 reflected in the accompanying condensed combined consolidated statements of operations for the six months ended June 30, 2015 are shown below.

	Six Months Ended June 30, 2015
(In thousands)	Honiton	NSM 24
Net sales	$3,664	325
Net loss	(330)	(125)
The unaudited pro forma supplementary data presented in the table below gives effect to the acquisitions as if the transactions occurred on January 1, 2015 and 2014. The pro forma supplementary data is provided for informational purposes only and should not be construed to be indicative of our results of operations had the acquisitions been consummated on the date assumed or of our results of operations for any future date.

	Six Months Ended June 30,
(In thousands)	2015	2014
Net sales	$55,624	$32,255
Net loss	(14,694)	(7,941)

Acquisition Accounting
The estimated allocations of assets and liabilities for the above acquisitions as of June 30, 2015 are as follows:

	2015 Preliminary
(In thousands)	Honiton	NSM 24
Cash and cash equivalents	$4,315	$9
Restricted cash	8,691	8,529
Accounts receivable, net	18,102	506
Property and equipment, net	155,783	37,800
Intangible assets, net	—	2,877
Other assets	6,236	62
Total assets acquired	193,127	49,783
Accrued expenses and other current liabilities	15,171	4,588
Deferred tax liabilities	—	2,608
Long term debt, including current portion	68,871	24,842
Total liabilities assumed	84,042	32,038
Fair value of net assets acquired	$109,085	$17,745
The initial accounting for the Honiton and NSM 24 business combinations is not complete because the evaluation necessary to assess the fair values of certain assets acquired and liabilities assumed is in process. The provisional amounts are subject to revision until the evaluations are completed to the extent that any additional information is obtained about the facts and circumstances that existed as of the acquisition date.
Subsequent Event

Chint-Witkop/Soutpan Transaction

On August 6, 2015, SunEdison completed the acquisition of an additional 41.3% equity interest in each of two solar energy systems located in South Africa with a net capacity of 32.6 MW from a subsidiary of Chint Solar (Zhejiang) Co., Ltd. The aggregate consideration paid for the acquisition of these interests was $38.7 million in cash. SunEdison transferred its resulting aggregate 51.0% interest in each of these projects to Global following the acquisition.

Pending Acquisitions

BioTherm Transaction

In April 2015, Global entered into a purchase and sale agreement to acquire a controlling interest in certain operating renewable energy generation assets located in South Africa with a combined generation capacity of 33 MW from BTSA Netherlands Cooperatie U.A. ("BioTherm"). The aggregate consideration paid for ownership in these projects from BioTherm and other minority investors is expected to be approximately $63.4 million, comprised of cash of approximately $55.2 million and 544,057 shares of Global's Class A common stock with a value of approximately $8.2 million, based on a $15.00 per share IPO price. In addition to the foregoing, Global has agreed to pay BioTherm approximately $20.5 million in additional cash consideration for certain rights and services. The BioTherm transaction is expected to close by the end of 2015.

Solarpack Transaction

In April 2015, Global entered into a share purchase agreement to acquire certain operating renewable energy generation assets located in Uruguay with a combined generation capacity of 26.4 MW from Solarpack Corporación Tecnológica, S.L. ("Solarpack"). The aggregate consideration paid for this acquisition is expected to be $35.0 million. The Solarpack transaction is expected to close by the end of 2015.

FERSA Transaction

In May 2015, Global entered into a share purchase agreement with Fersa Energías Renovables, S.A. (“FERSA”) to acquire certain operating renewable energy assets located in India with a combined generation capacity of 101.6 MW. The aggregate consideration paid for this acquisition is expected to be $33.1 million in cash. The FERSA transaction is expected to close by the end of 2015.

LAP Transaction

In May 2015, the Parent entered into a sale and purchase agreement with Latin America Power Holding, B.V. ("LAP") to acquire and subsequently transfer to Global certain operating hydro-electric and wind projects located in Peru with a combined generation capacity of 72.5 MW. The aggregate consideration paid for this acquisition is expected to be $103.1 million in cash. The LAP transaction is expected to close by the Parent by the end of 2015. We expect to enter into an economic rights agreement to receive distributions from these projects from the Parent pending transfer of these assets to Global.

GME Transaction

In June 2015, Global signed an agreement with Globeleq Mesoamérica Energy Wind Energy Limited (“GME”) to acquire four wind projects in Honduras, Costa Rica and Nicaragua representing an aggregate capacity of 326.0 MW. The aggregate consideration paid for this acquisition is expected to be $326.4 million, comprised of cash of $315.9 million and shares of Class A common stock of Global with a value of $10.5 million, based on a $15.00 per share IPO price. The GME transaction is expected to close by the end of 2015.

Renova Transaction

In July 2015, Global signed agreements with Renova Energia S.A. ("Renova") to acquire three wind and hydro-electric projects in Brazil that have a combined generation capacity of approximately 336.2 MW. The aggregate consideration paid for this acquisition is expected to be $479.4 million, comprised of cash of $174.5 million and shares of Class A common stock of Global with a value of $304.9 million, based on a $15.00 per share IPO price. The Renova transaction is expected to close by the end of 2015.

4. PROPERTY AND EQUIPMENT
Property and equipment, net consists of the following:

	June 30,	December 31,
(In thousands)	2015	2014
Land	$9,087	$2,739
Solar energy systems	446,983	306,203
Wind energy systems	149,580	—
Total property and equipment, at cost	605,650	308,942
Less accumulated depreciation	(21,429)	(15,804)
Total property and equipment in service, net	584,221	293,138
Construction in progress - solar energy systems	3,351	92,941
Total property and equipment, net	$587,572	$386,079
Depreciation expense related to property and equipment was $3.0 million and $5.7 million for the three and six months ended June 30, 2015, respectively, as compared to $1.5 million and $3.1 million for the same periods in the prior year.
Construction in progress represents costs incurred to complete the construction of the facilities in the Company's current portfolio that were either contributed to the Company by SunEdison or acquired from SunEdison. When projects are contributed or sold to the Company after completion by SunEdison, the Company retroactively recasts its historical financial statements to present the construction activity as if it consolidated the facility at inception of the construction. All construction in progress costs are stated at SunEdison's historical cost. These costs include capitalized interest costs and amortization of deferred financing costs incurred during the asset's construction period, which totaled $0.5 million and $0.8 million for the three and six months ended June 30, 2015, respectively, and as compared to $0.4 million and $0.5 million, respectively, for the same periods in 2014.
5. INTANGIBLES
The following table presents the gross carrying amount and accumulated amortization of intangible assets as of June 30, 2015:

	Weighted			Accumulated
	Average	Gross		Currency
(In thousands, except weighted average	Amortization	Carrying	Accumulated	Translation	Net Book
amortization period)	Period (Years)	Amount	Amortization	Adjustment	Value
Revenue contract	22.9	$2,877	$—	$—	$2,877
As of June 30, 2015, the Company had an energy revenue contract representing a long-term electricity sales agreement that was obtained through the NSM 24 acquisition (see Note 3). The energy revenue contract is amortized on a straight-line basis over the remaining life of the agreement, which is 22.9 years.. Amortization expense related to the energy revenue contract is recognized in the unaudited condensed combined consolidated statements of operations within depreciation, accretion and amortization expense. Amortization expense for the three and six month periods ended June 30, 2015 was not material. There was no amortization expense recognized during the three and six month periods ended June 30, 2014.
6. DEBT
Debt as of June 30, 2015 and December 31, 2014 consists of the following:

(In thousands)	As of June 30, 2015			As of December 31, 2014
	Total Principal	Current	Long-Term	Total Principal	Current	Long-Term
Bridge Facility	$459,750	$4,625	$455,125	$150,000	$1,500	$148,500
Term Debt	416,271	67,439	348,832	374,111	30,042	344,069
Total	$876,021	$72,064	$803,957	$524,111	$31,542	$492,569
Bridge Facility
On December 22, 2014, SunEdison Emerging Markets Yield, LLC (subsequently renamed Global LLC) entered into a credit and guaranty agreement with JPMorgan Chase Bank, N.A., as administrative agent, collateral agent, documentation agent, sole lead arranger, sole lead bookrunner, and syndication agent (the “Bridge Facility”). The Bridge Facility provided for a term loan credit facility in the amount of $150.0 million which was used for the acquisition of certain renewable energy generation assets. In May 2015, three additional lenders became party to the Bridge Facility and committed additional funds, increasing the aggregate funding under the Bridge Facility from $150.0 million to $450.0 million. In June 2015, three additional lenders became party to the Bridge Facility and committed additional funds, increasing the aggregate funding under the Bridge Facility from $450.0 million to $550.0 million.
The Bridge Facility was to mature on the earlier of December 22, 2016 and the date on which all loans under the Bridge Facility become due and payable in full, whether by acceleration or otherwise. The principal payments under the Bridge Facility were payable in consecutive semiannual installments on June 22 and December 22, in each case, in an amount equal to 0.50% of the original principal balance of the loans funded prior to such payment, with the remaining balance payable on the maturity date.

Loans under the Bridge Facility were non-recourse debt to entities outside of the legal entities that subscribed to the debt. Loans and each guarantee under the Bridge Facility were secured by first priority security interests in all of the subsidiary's assets and the assets of the subsidiary's domestic subsidiaries. Interest is based on the subsidiary's election of either (i) a base rate plus the sum of 6.5% and a spread (as defined) or (ii) a reserve adjusted Eurodollar rate plus the sum of 7.5% and the spread. The reserve adjusted Eurodollar rate was subject to a floor of 1.0% and the base rate was subject to a floor of 2.0%. The spread was initially 0.50% per annum, commencing on the 5 months anniversary of the closing date, and increased by an additional 0.25% per annum every 90 days thereafter. The Bridge Facility contained customary representations, warranties, and affirmative and negative covenants, including a minimum debt service coverage ratio applicable to the subsidiary (1.15 to 1.00 starting March 31, 2015) that was to be tested quarterly. The Bridge Facility loans could be prepaid in whole or in part without premium or penalty, and outstanding Bridge Facility loans had to be prepaid in certain specified circumstances.
At June 30, 2015, $459.8 million was outstanding under the Bridge Facility and the effective interest rate was 11.08%. The Company paid debt issuance fees of $18.8 million upon entry into the Bridge Facility, which were recognized as deferred financing fees. The Bridge Facility was repaid in full and terminated on August 5, 2015, concurrent with the completion of the IPO.
Term Debt
The renewable energy systems for which the Company has long-term debt obligations are included in separate legal entities. The Company typically finances renewable energy projects through project entity specific debt secured by the project entity’s assets (primarily the renewable energy systems) with no recourse to the Parent. Typically, these financing arrangements provide for a credit facility used for construction, which upon completion is converted into term debt. As of June 30, 2015, the Company had $416.3 million of project entity specific debt that is secured by the total assets of the Company, project subsidiaries and certain intermediary holding companies.
Term debt for India consists of variable rate loans with interest rates that are variously tied to the two-year Infrastructure Development Finance Company (“IDFC”) benchmark rate, the L&T Infrastructure benchmark rate, and the Rabo India Finance rate. The interest rates on the India term debt as of June 30, 2015 range from 4.54% to 13.00% and mature between 2016 and 2030. Principal and interest are due and payable in arrears monthly or quarterly and on the maturity dates of the credit facilities.
In 2012, the Company violated covenants under two India term loans as a result of devaluation in the Indian Rupee. The renewable energy systems for these two project companies collateralized the loans and there is no recourse outside of these project companies for payment. On September 28, 2012, a waiver was obtained from the lender for the covenant violations, which had a grace period which expired on November 20, 2013. On July 4, 2014, these loan agreements were amended which included revisions to the financial covenants applicable to future periods and a waiver was obtained from the lender for all prior covenant violations. As of June 30, 2015, the Company was again in violation of covenants for these two loans, and we intend to seek a waiver from the lender. The amount outstanding of $21.0 million under both loans was classified as current as of June 30, 2015.

Term debt for Malaysia consists of variable rate loans with interest rates that are tied to the Kuala Lumpur Interbank Offered Rate (“KLIBOR”). The interest rates on the Malaysia term debt as of June 30, 2015 range from 6.28% to 6.58% and mature between 2027 and 2028. Principal and interest are due and payable in arrears at the end of each fiscal quarter or on the maturity date of the credit facilities.

Term debt for South Africa consists of a variable loan with interest tied to the three-month London Interbank Offered Rate (“LIBOR”). The interest rate on the South Africa term debt as of June 30, 2015 is 13.03% and matures in 2031. Principal and interest are due and payable in arrears at the end of each fiscal quarter and on the maturity date of the credit facility.
Term debt for Thailand consists of a variable loan with interest tied to the Minimum Lending Rate (“MLR”). The interest rate on the Thailand term debt as of June 30, 2015 is 4.75% and matures in 2023. Principal and interest are due and payable in arrears at the end of each fiscal quarter and on the maturity date of the credit facility.
Term debt for China consists of a fixed rate loan. The interest rate on the Chinese term debt as of June 30, 2015 is 5.60% and matures in 2016. Principal and interest are due and payable in arrears at the end of each fiscal quarter and on the maturity date of the credit facility.
The term debt agreements contain certain representations, covenants and warranties of the borrower including limitations on business activities, guarantees, environmental issues, project maintenance standards and a minimum debt service coverage ratio requirement.

Maturities
The aggregate amounts of payments on long-term debt due after June 30, 2015 and August 5, 2015 (following the completion of the IPO), are as follows:

	Maturities
(In thousands)	Within 1 Year	Year 1 through Year 2	Year 2 through Year 3	Year 3 through Year 4	Year 4 through Year 5	Thereafter	Total
Debt maturities as of June 30, 2015	$72,064	$476,853	$12,754	$14,496	$18,775	$281,079	$876,021
Issuance of Senior Notes	—	—	—	—	—	810,000	810,000
Repayment of Bridge Facility	(4,625)	(455,125)	—	—	—	—	(459,750)
Adjustments to outstanding principal balance	(31,637)	(2,120)	(2,252)	(2,455)	(2,685)	(32,126)	(73,275)
Debt maturities as of August 5, 2015	$35,802	$19,608	$10,502	$12,041	$16,090	$1,058,953	$1,152,996
Subsequent Events
Revolving Credit Facility
Concurrently with the IPO, Global Operating LLC entered into a revolving credit facility (the "Revolver"), which provides for a revolving line of credit of $485 million. The Revolver includes borrowing capacity available for letters of credit and will allow for incremental commitments of up to $265 million. Global LLC and certain of its subsidiaries are guarantors under the Revolver. The Revolver contains certain financial covenants, including a maximum borrower leverage ratio and a minimum borrower debt service coverage ratio. The Revolver also contains covenants that are customary for this type of financing, including limitations on indebtedness, liens, investments and restricted payments; provided, however, that each of Global Operating LLC and Global LLC will be permitted to pay distributions to unit holders out of available cash so long as no default or event of default under the Revolver shall have occurred and be continuing at the time of such distribution or would result therefrom and Global Operating LLC is in compliance with its financial covenants. In connection with the Revolver, (i) Global LLC is required to pledge 100% of the equity in Global Operating LLC and (ii) 100% of the equity in certain intermediate subsidiaries of Global Operating LLC are also required to be pledged as collateral to the lenders. The Revolver contains events of default that are customary for this type of financing.
2022 Senior Notes Offering
Concurrently with the IPO, Global Operating LLC completed the sale of $810 million of 9.75% senior notes due 2022 (the "Senior Notes") issued by Global Operating LLC in a private offering. The Senior Notes bear interest at a fixed rate, which interest is payable in cash semiannually, and have a term of seven years. The Senior Notes are subject to customary redemption rights for high yield debt securities.
The Senior Notes are guaranteed by Global LLC and any subsidiaries of Global Operating LLC that guarantee Global Operating LLC’s obligations under the Revolver. Global does not guarantee the Senior Notes. The terms of the Senior Notes are governed under an indenture among Global LLC, Global Operating LLC, any subsidiary guarantors and a trustee. The indenture provides that upon the occurrence of a change of control, as defined therein, Global Operating LLC must offer to repurchase the Senior Notes at 101% of the applicable principal amount, plus accrued and unpaid interest and additional interest, if any, to the repurchase date. The indenture also contains customary negative covenants, subject to a number of important exceptions and qualifications, applicable to Global LLC, Global Operating LLC and its restricted subsidiaries, including, without limitation, covenants related to: indebtedness, disqualified stock and preferred stock; dividends and distributions to stockholders and parent entities; repurchase and redemption of capital stock; investments; transactions with affiliates; liens; mergers, consolidations and transfers of substantially all assets; transfer or sale of assets, including capital stock of subsidiaries; and prepayment, redemption or repurchase of indebtedness subordinated to the Senior Notes. The indenture also provides for customary events of default which, upon occurrence, would permit or require the principal of and accrued interest on the Senior Notes to become or to be declared due and payable.

Global used a portion of the proceeds from the IPO, the Private Placements (see Note 10), the Senior Notes and cash on hand to repay and terminate the Bridge Facility and pay for related transaction fees and expenses. Global intends to use the remaining proceeds to fund the pending acquisitions described in Note 3, repay certain project-level debt and pay related transaction fees and expenses.
7. INCOME TAXES
Income tax balances are determined and reported herein under the “separate return” method. Use of the separate return method may result in differences when the sum of the amounts allocated to the Company's carve-out tax provisions are compared with amounts presented in SunEdison’s consolidated financial statements. In that event, the related deferred tax assets and liabilities could be significantly different from those presented herein. Furthermore, certain tax attributes (for example, net operating loss carryforwards) that were reflected in SunEdison's consolidated financial statements will not be available to reduce future taxable income subsequent to the closure of the IPO on August, 5, 2015, when Global became a public entity.
The income tax provision consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except effective tax rate)	2015	2014	2015	2014
Loss before income tax (benefit) expense	(23,347)	(771)	(33,454)	(1,537)
Income tax (benefit) expense	(668)	(174)	450	264
Effective tax rate	2.9%	22.6%	(1.3)%	(17.2)%
The Company records income tax expense each quarter using its best estimate of the full year’s effective tax rate. The Company regularly reviews its deferred tax assets for realizability, taking into consideration all available evidence, both positive and negative, including cumulative losses, projected future pre-tax and taxable income (losses), the expected timing of the reversals of existing temporary differences and the expected impact of tax planning strategies. The Company’s total deferred tax liabilities, net of deferred tax assets, as of June 30, 2015 and December 31, 2014, were $1.6 million and $2.7 million, respectively.
For the six months ended June 30, 2015, the overall effective tax rate was different than the statutory rate of 35.0% primarily due to the release of a valuation allowance on certain tax benefits attributed to foreign jurisdictions and to tax holiday benefits in foreign jurisdictions. For the six months ended June 30, 2015, the Company released a valuation allowance of approximately $2.4 million on foreign net operating losses. The tax benefit of the valuation allowance release was offset by $2.8 million of year to date tax expense. As of June 30, 2015, most jurisdictions are in a net deferred tax asset position. A valuation allowance is recorded against the deferred tax assets primarily because of the history of losses in those jurisdictions
8. DERIVATIVES
As part of the Company’s risk management strategy, the Company has entered into derivative instruments which include interest rate swaps and cross currency swaps to mitigate interest rate and foreign currency exposure. If the Company elects to do so and if the instrument meets the criteria specified in Accounting Standards Codification ("ASC") 815, Derivatives and Hedging, the Company designates its derivative instruments as cash flow hedges. The Company enters into interest rate swap agreements in order to hedge the variability of expected future cash interest payments. Cross currency swaps are used to reduce risks arising from the change in fair value of certain foreign currency denominated assets and liabilities. The objective of these practices is to minimize the impact of foreign currency fluctuations on operating results. The Company does not use derivative instruments for speculative purposes.

Activities related to derivative instruments were reported in the line items as of and for the periods indicated, as follows:

(In thousands)		Assets (Liabilities or Equity) Fair Value
Type of Instrument	Balance Sheet Classification	As of June 30, 2015	As of December 31, 2014
Derivatives designated as hedging:
Interest rate swaps	Other liabilities	$(1,053)	$(4,780)
	Accumulated other comprehensive loss	40,174	11,489

Cross currency swaps	Other assets	26,041	18,183
	Accumulated other comprehensive income	(26,041)	(21,630)
Derivatives not designated as hedging:
Interest rate swaps	Other liabilities	(249)	(486)

(In thousands)		Three Months Ended June 30,		Six Months Ended June 30,
Type of Instrument	Statement of Operations Classification	2015	2014	2015	2014
Derivatives not designated as hedging:
Interest rate swaps	Interest (income) expense	$(1,064)	$(479)	$(470)	$226
Certain derivative contracts contain provisions providing the counterparties a lien on specific assets as collateral. There was no cash collateral received or pledged as of June 30, 2015 and December 31, 2014 related to our derivative transactions.
Derivatives Designated as Hedges
Interest Rate Swaps
The Company has entered into interest rate swap agreements to hedge floating rate project-level debt. These interest rate swaps qualify for hedge accounting and are designated as cash flow hedges. Under the interest rate swap agreements, the project pays a fixed rate and the counterparty to the agreement pays a floating interest rate. The amounts deferred in other comprehensive income and reclassified into earnings during the period related to the interest rate swap are provided in the table above. There was no material ineffectiveness recorded for the periods presented.
Cross Currency Swaps
The Company has entered into cross currency swap agreements to hedge its exposure to foreign currency fluctuations on debt denominated in U.S. Dollars. These interest rate swaps qualify for hedge accounting and were designated as cash flow hedges. The amounts deferred in other comprehensive income and reclassified into earnings during the period related to these cross currency swaps are provided in the table above. There was no material ineffectiveness recorded for the periods presented.
Derivatives Not Designated as Hedges
Interest Rate Swaps
The Company has entered into interest rate swap agreements that economically hedge the cash flows for project-level debt. These interest rate swaps pay a fixed rate and the counterparties to the agreements pay a floating interest rate. The changes in fair value are recorded in interest expense, net in the unaudited condensed combined consolidated statement of operations as these hedges are not accounted for under hedge accounting.

A summary of all interest rate swap and cross currency swap instruments outstanding as of June 30, 2015 is as follows:

Type of Instrument	Notional Amount in Local Currency (in thousands)	Notional Currency	Interest Rate	Variable Rate	Termination Date
Interest rate swap #1 - Economic Hedge	34,577	Malaysian Ringgit	6.3%	KLIBOR	March 31, 2028
Interest rate swap #2 - Economic Hedge	165,571	Thailand Baht	4.8%	MLR - 2.0%	December 31, 2023
Interest rate swap #3 - Cash Flow Hedge	1,847,047	South African Rand	13.0%	JIBAR SAFEX + 4.4%	September 30, 2031
Currency swap - Cash Flow Hedge	184,890	United States Dollars	JIBAR SAFEX + 4.4%	LIBOR + 2.2%	September 30, 2031
9. FAIR VALUE OF FINANCIAL INSTRUMENTS
The fair value of assets and liabilities are determined using either unadjusted quoted prices in active markets (Level 1) or pricing inputs that are observable (Level 2) whenever that information is available and using unobservable inputs (Level 3) to estimate fair value only when relevant observable inputs are not available. The Company uses valuation techniques that maximize the use of observable inputs. Assets and liabilities are classified in their entirety based on the lowest priority level of input that is significant to the fair value measurement. Where observable inputs are available for substantially the full term of the asset or liability, the instrument is categorized in Level 2. If the inputs into the valuation are not corroborated by market data, in such instances, the valuation for these contracts is established using techniques including extrapolation from or interpolation between actively traded contracts as well as the calculation of implied volatilities. When such inputs have a significant impact on the measurement of fair value, the instrument is categorized as Level 3. The Company regularly evaluates and validates the inputs used to determine fair value by using pricing services to support the underlying market price of interest rates and foreign currency exchange rates.
Fair Value of Debt
The carrying amount and estimated fair value of the Company's long-term debt as of June 30, 2015 is as follows:

	As of June 30, 2015
(In thousands)	Carrying Amount	Fair Value
Long-term debt, including current portion	$876,021	$899,669
The fair value of the Company's long-term debt was determined using inputs classified as Level 2 and a discounted cash flow approach using market rates for similar debt instruments. The Company determined that book value approximates fair value as of December 31, 2014 due to the variable rate nature of these obligations.
Recurring Fair Value Measurements
The following table summarizes the financial instruments measured at fair value on a recurring basis classified in the fair value hierarchy (Level 1, 2 or 3) based on the inputs used for valuation in the accompanying unaudited condensed combined consolidated balance sheets:

	As of June 30, 2015				As of December 31, 2014
Assets (liabilities) in thousands	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Interest rate swaps	$—	$(1,302)	$—	$(1,302)	$—	$(5,266)	$—	$(5,266)
Cross currency swaps	—	26,041	—	26,041	—	18,183	—	18,183
Total	$—	$24,739	$—	$24,739	$—	$12,917	$—	$12,917
The Company uses a discounted valuation technique to fair value its derivative assets and liabilities. The primary inputs into the valuation of interest rate swaps and foreign currency contracts are forward interest rates, foreign currency exchange rates, and to a lesser degree, credit spreads. The Company's interest rate swaps and cross currency swaps are considered Level 2, since all significant inputs are corroborated by market observable data. There were no transfers in or out of Level 1, Level 2 and Level 3 during the period.

10. INVESTED EQUITY
Invested equity consists of funds raised in the private placement transactions discussed below and amounts contributed to the Company by the Parent, which may include operating expenses paid on the Company's behalf and costs for construction of renewable energy systems incurred by the Parent (see Note 13).
Private Placements
On May 6, 2015, Global raised $175.0 million from the sale of Class D units of Global LLC to investment vehicles affiliated with the Blackstone Group, Everstream Opportunities Fund and Altai Capital Master Fund ("Offering I"). Per the terms outlined in Offering I, 50% of the proceeds were used to repay the amount then outstanding under the Bridge Facility. Concurrently with the closing of the IPO, the purchasers received 12,962,963 shares of Global's Class A common stock on account of the Class D units purchased in Offering I.
On June 9, 2015, Global raised an additional $335.0 million from the sale of Class D units of Global LLC to investment vehicles associated with Baron Funds, Capricorn Investment Group, GE, Glenview Capital Management, Kingdom Capital Management, and Zimmer Partners ("Offering II"). The aggregate gross proceeds from Offering II of $335.0 million were reduced by placement agent fees and expenses of $23.0 million. Concurrently with the closing of the IPO, the purchasers received 23,508,772 shares of Global's Class A common stock on account of the Class D units purchased in Offering II.
The amounts raised in Offering I and Offering II are reported in net invested equity in the unaudited condensed combined consolidated balance sheets.
On June 9, 2015, certain parties entered into a stock purchase agreement with Global in which they agreed to purchase a specified amount of its Class A common stock at a price per share equal to the IPO price in a separate private placement transaction (“Offering III” and together with Offering I and Offering II, the "Private Placements"). Upon the closing of the IPO, 4,500,000 shares of Class A common stock were issued to these parties. The aggregate gross proceeds from Offering III were $67.5 million before deducting placement agent fees and expenses of $4.7 million.
11. STOCK-BASED COMPENSATION
In September 2014, and in connection with the formation of SunEdison Emerging Markets Yield, Inc., the Company granted restricted stock awards to various Company employees (“Participants”) under the SunEdison Emerging Markets Yield Inc. 2014 Equity Incentive Plan. The fair value of each Participant’s grant was determined by using the percentage of shares granted multiplied by the overall fair value of SunEdison’s equity in the Company. The restricted stock awards converted into shares of Class A common stock in connection the completion of the IPO. There were 20,450 shares of restricted stock issued representing a 3.1% interest in the equity of SunEdison Emerging Markets Yield, Inc. as of June 30, 2015 that were issued at a total value of $0.7 million.
In March 2015, there were 35,245 additional shares issued representing an additional 3.5% interest in the equity of TerraForm Global as of the effective date of this offering with a total value of $1.3 million.
In estimating the fair value of the restricted stock, the primary valuation considerations were an enterprise value determined from an discounted cash flow of income-based approach, using a present value of after-tax probability weighted equity cash flow of those projects expected to be included in the IPO, in a projection period extending through December 2024 and a lack of marketability discount of 10.0%. The discount model used the following assumptions: a time to liquidity event of 7 months; a discount rate of 13.0%; and volatility of 40.0% over the time to a liquidity event. Estimates of the volatility of our common stock were based on available information on the volatility of the Parent and the common stock of comparable publicly traded companies.
Subject to accelerated vesting upon certain events, 25.0% of the Class A common stock will vest on the first through fourth anniversary of the date of the IPO. Upon a termination of employment for any reason, any unvested shares of Class A common stock held by the terminated Participant will be forfeited. For the three and six months ended June 30, 2015 and 2014, no stock-based compensation expense was recognized.
During the third quarter, Global's board of directors is expected to approve a grant of restricted stock units to several persons who have provided or are expected to provide services to Global. Although the specific terms of these grants have not been finalized, these grants are expected to consist of approximately 695,200 restricted stock units, or “RSUs,” which are expected to vest in four equal annual installments commencing on the first anniversary of the IPO. The RSUs will not entitle the holders to voting rights with respect to matters presented to Global's stockholders, and holders of the RSUs will not have any right to receive dividends.

12. COMMITMENTS AND CONTINGENCIES
Legal Proceedings
GUVNL Litigation
The Company is subject to litigation with the offtaker, Gujarat Urja Vikas Nigam Ltd (GUNVL), for certain projects in India, which is seeking a reduction of tariff set forth in the PPA. GUVNL also claims that there has been a violation of the PPA terms on account of a change in shareholders since execution of the PPA and as such GUNVL is entitled to terminate the PPA. The Company successfully defended each case at the first court level and an appeal was dismissed by the appellate level but GUNVL has appealed to the Supreme Court of India on both matters. The cases are currently pending in front of the Supreme Court of India. The Company plans to vigorously defend each case and believes that an unfavorable outcome is remote; as such a liability has not been recorded in relation to these contingencies.
Honiton Litigation
Honiton is subject to pending litigation and arbitration proceedings with Suzlon Energy (Tianjin) Limited (“SETL”) with respect to alleged breaches of a turbine supply contract and certain operation and maintenance service contracts relating to the Honiton wind projects in China. SETL’s aggregate claims against Honiton in these proceedings are $12.1 million. Honiton filed counterclaims against SETL claiming damages of $4.1 million. The cases are currently pending review of the Chinese court and, with respect to certain claims, resolution from the arbitration proceedings. A liability of $9.5 million was recognized in connection with the acquisition accounting for Honiton related to these proceedings. Additionally, any amounts received by Honiton as a result of the resolution of these claims must be remitted to the original seller of Honiton. The resolution of these claims is not expected to have a material adverse impact on our business, results of operations and financial condition.
Other Matters
From time to time, management is notified of other possible claims or assessments arising in the normal course of business operations. Management continually evaluates such matters with legal counsel and believes that, although the ultimate outcome is not presently determinable, these matters will not result in a material adverse impact on our financial position or operations.
13. RELATED PARTIES
Corporate Allocations
Amounts were allocated from SunEdison for general corporate overhead costs attributable to the operations of the Company. These amounts were $3.9 million and $6.8 million for the three months and six months ended June 30, 2015, respectively, and $3.5 million and $7.3 million during the same periods in 2014. The general corporate overhead expenses incurred by SunEdison include costs from certain corporate and shared services functions provided by SunEdison. The amounts reflected include (i) charges that were incurred by SunEdison that were specifically identified as being attributable to the Company and (ii) an allocation of applicable remaining general corporate overhead costs based on the proportional level of effort attributable to the operation of the Company’s renewable energy systems. These costs include legal, accounting, tax, treasury, information technology, insurance, employee benefit costs, communications, human resources, and procurement. Corporate costs that were specifically identifiable to a particular operation of SunEdison have been allocated to that operation, including the Company. Where specific identification of charges to a particular operation of SunEdison was not practicable, an allocation was applied to all remaining general corporate overhead costs. The allocation methodology for all remaining corporate overhead costs is based on management’s estimate of the proportional level of effort devoted by corporate resources that is attributable to each of the Company’s operations. The cost allocations have been determined on a basis considered to be a reasonable reflection of all costs of doing business by the Company. The amounts that would have been or will be incurred on a stand-alone basis could differ from the amounts allocated due to economies of scale, management judgment, or other factors.
Management Services Agreement
Immediately prior to the completion of the IPO on August 5, 2015, the Company entered into a management services agreement (the "Management Services Agreement" or "MSA") with SunEdison. Pursuant to the MSA, SunEdison agreed to provide or arrange for other service providers to provide management and administrative services to the Company and its subsidiaries. As consideration for the services provided, the Company will pay SunEdison a base management fee as follows: (1) no fee for the remainder of 2015, (ii) 2.5% of the Company's cash available for distribution in 2016, 2017, and 2018, and (iii) an amount equal to SunEdison's or other service provider's actual cost in 2019 and thereafter. All costs under the MSA will be reflected in the Company's condensed combined consolidated statement of operations and the difference between actual costs and the fee paid pursuant to the MSA will be treated as an equity contribution from SunEdison.

Interest Payment Agreement
Immediately prior to the completion of the IPO on August 5, 2015, Global LLC and Global Operating LLC entered into an interest payment agreement (the "Interest Payment Agreement") with SunEdison and its wholly owned subsidiary, SunEdison Holdings Corporation, pursuant to which SunEdison has agreed to pay an aggregate amount equal to all of the scheduled interest on Global Operating LLC’s Senior Notes until December 31, 2016 and up to an aggregate amount of $40 million in 2017, $30 million in 2018, $20 million in 2019 and $10 million in 2020, plus any interest due on any payment not remitted when due. In addition, SunEdison will from time to time contribute to us the amounts necessary to make the scheduled principal and interest payments due under our projects' syndicated credit facilities for the life of such indebtedness (unless earlier repaid by SunEdison). SunEdison will not be obligated to pay any amounts due under the Senior Notes in connection with an acceleration of the payment of the principal amount of such indebtedness. Global LLC will be entitled to set off any amounts owing by SunEdison pursuant to the Interest Payment Agreement against any and all amounts owed by Global LLC to SunEdison under the distribution provisions of the amended and restated operating agreement of Global LLC, and Global LLC may pay such amounts to Global Operating LLC.
Operations and Maintenance
Operations and maintenance services are provided to the Company by affiliates of SunEdison pursuant to contractual agreements. Costs incurred for these services were $1.4 million and $2.3 million for the three and six months ended June 30, 2015, and $0.8 million and $1.5 million for the three and six months ended June 30, 2014, respectively. Related amounts were reported as cost of operations-affiliate in the condensed combined statements of operations and were reflected in operating activities in the condensed combined statements of cash flows.
Parent and Affiliates
Certain of our expenses are paid by affiliates of the Parent and are reimbursed by the Company to the same or other affiliates of the Parent. Additionally, directly attributable costs for construction of solar energy systems incurred by the Parent are charged to the Company. As of June 30, 2015 and December 31, 2014, the Company owed the Parent and affiliates $4.7 million and $22.0 million, respectively. Depending on the nature of the activity, amounts are either reflected in operating activities or as a non-cash addition to property and equipment included in due to parent and affiliates.
The Company advanced working capital loans to an affiliate of the Parent as of June 30, 2015 and December 31, 2014. The affiliate owed the Company $0.1 million as of June 30, 2015 and December 31, 2014, respectively. Related amounts were reflected in investing activities and in additions to property and equipment included in due to Parent and affiliates in the condensed combined statements of cash flows.
Additionally, the Parent provided contributions to the Company in the form of shareholder loans. Related amounts have been recognized as net parent investment as there is no expectation for the Company to repay the Parent for the contributions. These contributions totaled $67.9 million and $22.1 million for the six months ended June 30, 2015 and 2014, respectively.
14. SEGMENT REPORTING
The Company has one reportable segment: Renewable Energy Generation. This segment includes our entire portfolio of solar and wind renewable energy facility assets and was determined based on the “management” approach. This approach designates the internal reporting used by management for making decisions and assessing performance as the source of the reportable segments. Corporate expenses include general and administrative expenses, acquisition costs, formation and offering related fees and expenses, interest expense on corporate indebtedness and stock-based compensation. All net operating revenues for the three and six months ended June 30, 2015 and June 30, 2014 were earned by our reportable segment from external customers in India, South Africa, Thailand, Malaysia, and China.

Revenue
Revenue for the six months ended June 30, 2015 and 2014 were from customers located in India, China, Malaysia, South Africa, and Thailand, as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2015	2014	2015	2014
India	$10,019	$5,570	$15,504	$11,279
South Africa	6,177	—	14,948	—
China	6,725	650	7,466	1,529
Malaysia	2,204	2,537	4,549	4,739
Thailand	556	521	1,020	557
Total	$25,681	$9,278	$43,487	$18,104
The Company's customers include commercial and industrial entities, which principally include large utility companies and government-controlled entities. Revenue to specific customers exceeding 10.0% of total revenue for the six months ended June 30, 2015 and 2014 were as follows:

	For the Six Months Ended June 30,
	2015		2014
(In thousands, except for percentages)	Revenue	Percent	Revenue	Percent
Customer A	$14,948	34.4%	$—	—%
Customer B	5,136	11.8	5,622	31.1
Customer C	2,674	6.1	2,675	14.8
Customer D	2,379	5.5	2,650	14.6
Accounts Receivable
At June 30, 2015, the Company had two customers which represented 50.0% and 12.0%, respectively of total accounts receivable outstanding at that date. At December 31, 2014, the Company had two customers which represented 58.0% and 13.0%, respectively, of total accounts receivable outstanding at that date.
Property and Equipment, net
As of June 30, 2015, the Company's property and equipment, net, was located as follows:

	As of June 30,	As of December 31,
(In thousands)	2015	2014
India	$234,200	$186,782
China	181,804	25,465
South Africa	114,394	121,285
Malaysia	41,469	45,328
Thailand	14,532	6,959
Uruguay	1,173	260
Total	$587,572	$386,079
15. SUBSEQUENT EVENTS
Initial Public Offering
On August 5, 2015, Global completed the underwritten initial public offering of 45,000,000 of its Class A shares at a price to the public of $15.00 per share. All of the shares in the offering were sold by Global. SunEdison purchased 2,000,000 Class A shares in the IPO. Global received net proceeds of approximately $620.0 million in the IPO, after deducting underwriting discounts and commissions, structuring fees and related offering costs. Global's shares began trading on the NASDAQ Global Select Market on July 31, 2015 under the ticker symbol “GLBL.”

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis should be read in conjunction with the accompanying unaudited condensed combined consolidated financial statements for the six months ended June 30, 2015 and 2014, and the notes thereto and the audited financial statements of SunEdison Emerging Markets Co. (the "Company") and notes thereto as of December 31, 2014 and 2013, and for the years ended December 31, 2014 and 2013 appearing in the Registration Statement. The results shown herein are not necessarily indicative of the results to be expected in any future periods.
Cautionary Statement Concerning Forward-Looking Statements
Certain statements, other than purely historical information, including estimates, projections, statements related to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based are forward-looking statements within the meaning of the federal securities laws including, without limitation, our expectation that our liquidity will be sufficient to fund our operations for the next twelve months. These forward-looking statements are identified by the use of terms and phrases such as "anticipate," "believe," "could," "estimate," "expect," "intend," "may," "plan," "predict," "project," "will," and similar terms and phrases, including references to assumptions. However, these words are not the exclusive means of identifying such statements. Although management believes that the plans, intentions, and expectations reflected in or suggested by such forward-looking statements are reasonable, management cannot assure you that those plans, intentions, or expectations will be achieved. All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that were expected.
The forward-looking statements included herein are made only as of the date hereof. Management undertakes no obligation to publicly update or revise any forward-looking statement as of the result of new information, future events or otherwise, except as otherwise required by law.
Overview
TerraForm Global, Inc. ("Global") is a high-growth, globally diversified renewable energy company that owns long-term contracted solar and wind power plants. Global's business objective is to increase its dividend to stockholders by continuing to acquire, from SunEdison and unaffiliated third parties, clean power generation assets that produce high-quality, long-term contracted cash flows, primarily by serving utility and commercial customers with strong credit profiles. Global's current target markets are China, Brazil, India, South Africa, Honduras, Costa Rica, Peru, Uruguay, Malaysia and Thailand. Several of these markets, including China, Brazil and India, are expected to be among the fastest growing solar and wind energy markets worldwide from 2015 to 2020 in terms of annual installations and capital investment in renewable energy projects.
The Company's current portfolio included in the accompanying unaudited condensed combined consolidated financial statements consists of solar projects located in China, India, South Africa, Uruguay, Malaysia and Thailand and wind projects located in China and India. These projects have a total combined capacity of 478.5 MW. In addition to the Company's current portfolio, Global expects to acquire projects that have a total condensed combined capacity of 927.6 MW from third parties during the remainder of 2015. Management currently forecasts that they will generate an aggregate of $231.5 million of cash available for distribution for the year ending December 31, 2016 from Global's current portfolio and the remaining projects expected to be acquired from third parties during the remainder of 2015. All of the projects expected to be acquired in 2015 are supported by PPAs with creditworthy counterparties. The PPAs for projects included in the Company's current portfolio have a weighted average remaining life of 19 years as of June 30, 2015.
Global has a well-diversified project portfolio, across both geographies and renewable energy technologies, which management believes enables Global to generate consistent quarterly cash flows. For example, projects in Global's current portfolio located in any single country are not expected to represent more than 30.0% of projected cash available for distribution for the year ending December 31, 2016. Management intends to rapidly expand and diversify Global's current portfolio by acquiring utility-scale solar and commercial and industrial distributed solar, wind and hydroelectric power generation assets located in the initial target markets, which management expects will also have long-term PPAs with credit-worthy counterparties. Management expects to pursue opportunities in other high-growth emerging markets that have characteristics similar to those of the target markets, with a focus on markets located in Asia (except Japan), Africa, Latin America and the Middle East. Over time, Global may selectively acquire other clean power generation assets, including natural gas, biomass and hybrid energy and storage solutions, as well as transmission lines, that enable Global to provide power on a 24/7 basis, as well as to add solar generation assets serving residential and commercial building customers.

Recent Developments
Initial Public Offering
On August 5, 2015, Global completed the underwritten initial public offering of 45,000,000 of its Class A shares at a price to the public of $15.00 per share. All of the shares in the offering were sold by Global. SunEdison purchased 2,000,000 Class A shares in the IPO. Global received net proceeds of approximately $620 million in the IPO, after deducting underwriting discounts and commissions, structuring fees and related offering costs. Global's shares began trading on the NASDAQ Global Select Market on July 31, 2015 under the ticker symbol “GLBL.”
Revolving Credit Facility
Concurrently with the IPO, Global Operating LLC entered into a revolving credit facility (the "Revolver"), which provides for a revolving line of credit of $485 million. The Revolver includes borrowing capacity available for letters of credit and will allow for incremental commitments of up to $265 million. Global LLC and certain of its subsidiaries are guarantors under the Revolver. The Revolver contains certain financial covenants, including a maximum borrower leverage ratio and a minimum borrower debt service coverage ratio. The Revolver also contains covenants that are customary for this type of financing, including limitations on indebtedness, liens, investments and restricted payments; provided, however, that each of Global Operating LLC and Global LLC will be permitted to pay distributions to unit holders out of available cash so long as no default or event of default under the Revolver shall have occurred and be continuing at the time of such distribution or would result therefrom and Global Operating LLC is in compliance with its financial covenants. In connection with the Revolver, (i) Global LLC is required to pledge 100% of the equity in Global Operating LLC and (ii) 100% of the equity in certain intermediate subsidiaries of Global Operating LLC are also required to be pledged as collateral to the lenders. The Revolver contains events of default that are customary for this type of financing.
Private Placements
On May 6, 2015, Global raised $175.0 million from the sale of Class D units of Global LLC to investment vehicles affiliated with the Blackstone Group, Everstream Opportunities Fund and Altai Capital Master Fund ("Offering I"). Per the terms outlined in Offering I, 50% of the proceeds were used to repay the amount then outstanding under the Bridge Facility. Concurrently with the closing of the IPO, the purchasers received 12,962,963 shares of Global's Class A common stock on account of the Class D units purchased in Offering I.
On June 9, 2015, Global raised an additional $335.0 million from the sale of Class D units of Global LLC to investment vehicles associated with Baron Funds, Capricorn Investment Group, GE, Glenview Capital Management, Kingdom Capital Management, and Zimmer Partners ("Offering II"). The aggregate gross proceeds from Offering II of $335.0 million were reduced by placement agent fees and expenses of $23.0 million. Concurrently with the closing of the IPO, the purchasers received 23,508,772 shares of Global's Class A common stock on account of the Class D units purchased in Offering II.
On June 9, 2015, certain parties entered into a stock purchase agreement with Global in which they agreed to purchase a specified amount of its Class A common stock at a price per share equal to the IPO price in a separate private placement transaction (“Offering III” and together with Offering I and Offering II, the "Private Placements"). Upon the closing of the IPO, 4,500,000 shares of Class A common stock were issued to these parties. The aggregate gross proceeds from Offering III were $67.5 million before deducting placement agent fees and expenses of $4.7 million.
2022 Senior Notes Offering
Concurrently with the IPO, Global Operating LLC completed the sale of $810 million of 9.75% senior notes due 2022 (the "Senior Notes") issued by Global Operating LLC in a private offering. The Senior Notes bear interest at a fixed rate, which interest is payable in cash semiannually, and have a term of seven years. The Senior Notes are subject to customary redemption rights for high yield debt securities.
The Senior Notes are guaranteed by Global LLC and any subsidiaries of Global Operating LLC that guarantee Global Operating LLC’s obligations under the Revolver. Global does not guarantee the Senior Notes. The terms of the Senior Notes are governed under an indenture among Global LLC, Global Operating LLC, any subsidiary guarantors and a trustee. The indenture provides that upon the occurrence of a change of control, as defined therein, Global Operating LLC must offer to repurchase the Senior Notes at 101% of the applicable principal amount, plus accrued and unpaid interest and additional interest, if any, to the repurchase date. The indenture also contains customary negative covenants, subject to a number of important exceptions and qualifications, applicable to Global LLC, Global Operating LLC and its restricted subsidiaries, including, without limitation, covenants related to: indebtedness, disqualified stock and preferred stock; dividends and distributions to stockholders and parent entities; repurchase and redemption of capital stock; investments; transactions with affiliates; liens; mergers, consolidations and transfers of substantially all assets; transfer or sale of assets, including capital stock of subsidiaries; and prepayment, redemption or repurchase of indebtedness subordinated to the Senior Notes. The indenture also provides for customary events of default which, upon occurrence, would permit or require the principal of and accrued interest on the Senior Notes to become or to be declared due and payable.
Global used a portion of the proceeds from the IPO, the Private Placements, the Senior Notes and cash on hand to repay and terminate the Bridge Facility and pay for related transaction fees and expenses. Global intends to use the remaining proceeds to fund future acquisitions and repay certain project-level debt.
Third Party Acquisitions
Honiton
On May 14, 2015, the Company completed the acquisition of 100% of the outstanding shares of Honiton Energy XIL Holdings Limited (“Honiton XIL”) and Honiton Energy BAV Holdings Limited (“Honiton BAV”, and collectively “Honiton”) from Honiton Energy Caymans Limited. Honiton operates three wind energy generation projects located in China with a combined generation capacity of 148.5 MW. The aggregate consideration paid for this acquisition was $109.1 million in cash.
NSM 24
On June 9, 2015, the Company completed the acquisition of a 51% equity interest in SEI Solar Power Private Limited ("NSM 24") from Astroenergy Solar Korea Co. Limited. NSM 24 owns an operating solar energy system located in India with a generation capacity of 23.9 MW. The aggregate consideration paid for the acquisition of this interest was $9.1 million in cash.
Concurrently, our Parent contributed its 49% equity interest in NSM 24 to the Company, which was remeasured from the Parent's historical cost basis to fair value of $8.6 million at the time of the acquisition. Accordingly, the NSM 24 acquisition was accounted for as a step acquisition and the Company recognized a gain of $1.4 million related to the remeasurement of the equity interest in NSM 24 to fair value. This remeasurement gain is reported in other income, net in the accompanying unaudited condensed combined consolidated statements of operations.
Chint-Witkop/Soutpan Transaction

On August 6, 2015, SunEdison completed the acquisition of an additional 41.3% equity interest in each of two solar energy systems located in South Africa with a net capacity of 32.6 MW from a subsidiary of Chint Solar (Zhejiang) Co., Ltd. The aggregate consideration paid for the acquisition of these interests was $38.7 million in cash. SunEdison transferred its resulting aggregate 51% interest in each of these projects to Global following the acquisition.

Pending Acquisitions

BioTherm Transaction

In April 2015, Global entered into a purchase and sale agreement to acquire a controlling interest in certain operating renewable energy generation assets located in South Africa with a combined generation capacity of 33.0 MW from BTSA Netherlands Cooperatie U.A. ("BioTherm"). The aggregate consideration paid for ownership in these projects from BioTherm and other minority investors is expected to be approximately $63.4 million, comprised of cash of approximately $55.2 million and 544,057 shares of Global's Class A common stock with a value of approximately $8.2 million, based on a $15.00 per share IPO price. In addition to the foregoing, Global has agreed to pay BioTherm approximately $20.5 million in additional cash consideration for certain rights and services. The BioTherm transaction is expected to close by the end of 2015.

Solarpack Transaction

In April 2015, Global entered into a share purchase agreement to acquire certain operating renewable energy generation assets located in Uruguay with a combined generation capacity of 26.4 MW from Solarpack Corporación Tecnológica, S.L. ("Solarpack"). The aggregate consideration paid for this acquisition is expected to be $35.0 million. The Solarpack transaction is expected to close by the end of 2015.

FERSA Transaction

In May 2015, Global entered into a share purchase agreement with Fersa Energías Renovables, S.A. (“FERSA”) to acquire certain operating renewable energy assets located in India with a combined generation capacity of 101.6 MW. The aggregate consideration paid for this acquisition is expected to be $33.1 million in cash. The FERSA transaction is expected to close by the end of 2015.

LAP Transaction

In May 2015, the Parent entered into a sale and purchase agreement with Latin America Power Holding, B.V. ("LAP") to acquire and subsequently transfer to Global certain operating hydro-electric and wind projects located in Peru with a combined generation capacity of 72.5 MW. The aggregate consideration paid for this acquisition is expected to be $103.1 million in cash. The LAP transaction is expected to close by the Parent by the end of 2015. We expect to enter into an economic rights agreement to receive distributions from these projects from the Parent pending transfer of these assets to Global.

GME Transaction

In June 2015, Global signed an agreement with Globeleq Mesoamérica Energy Wind Energy Limited (“GME”) to acquire four wind projects in Honduras, Costa Rica and Nicaragua representing an aggregate capacity of 326.0 MW. The aggregate consideration paid for this acquisition is expected to be $326.4 million, comprised of cash of $315.9 million and shares of Class A common stock of Global with a value of $10.5 million, based on a $15.00 per share IPO price. The GME transaction is expected to close by the end of 2015.

Renova Transaction

In July 2015, Global signed agreements with Renova Energia S.A. ("Renova") to acquire three wind and hydro-electric projects in Brazil that have a combined generation capacity of approximately 336.2 MW. The aggregate consideration paid for this acquisition is expected to be $479.4 million, comprised of cash of $174.5 million and shares of Class A common stock of Global with a value of $304.9 million, based on a $15.00 per share IPO price. The Renova transaction is expected to close by the end of 2015.

Our Portfolio
The following table lists the renewable energy facilities that comprise the Company's portfolio included in the accompanying unaudited condensed combined consolidated financial statements as of June 30, 2015:

	Net Capacity	% of Total	# of
Country	(MW)(1)	MW	Sites
India Projects:
Wind	17.8	3.7%	1
Solar	134.0	28.0%	12
Total India Projects	151.8	31.7%	13
Uruguay Projects:
Solar	74.8	15.6%	2
Thailand Projects:
Solar	39.4	8.3%	9
South Africa Projects:
Solar	33.6	7.0%	1
China Projects:
Wind	148.5	31.0%	3
Solar	18.0	3.8%	1
Total China Projects	166.5	34.8%	4
Malaysia Projects:
Solar	12.4	2.6%	4
Total	478.5	100.0%	33

(1)
Nameplate capacity for solar generation facilities represents the maximum generating capacity at standard test conditions of a facility (in dc) multiplied by our percentage ownership of that facility (disregarding any non-

controlling interests in a partnership). Nameplate capacity for wind facilities represents the manufacturer’s maximum nameplate generating capacity of each turbine (in ac) multiplied by the number of turbines at a facility multiplied by our anticipated percentage ownership of that facility (disregarding any non-controlling interests in a partnership). Generating capacity may vary based on a variety of factors discussed elsewhere in this report.
Factors that Significantly Affect our Results of Operations and Business
Management expects the following factors will affect Global's results of operations:
Increasing utilization of clean power generation sources
Clean energy has been one of the fastest growing sources of electricity generation globally over the past decade. Management expects the renewable energy generation segment in particular to continue to offer high growth opportunities driven by:

•
the competitive cost of most clean energy technologies and, most significantly, the ongoing reduction in the cost of clean energy, which will increase the number of markets that are trending towards grid parity;

•
transmission and distribution charges and the effects of an aging transmission infrastructure, which enable renewable energy generation sources located at a customer’s site, or “distributed generation,” to be more competitive with, or cheaper than, grid-supplied electricity;

•
the replacement of aging and conventional power generation facilities in the face of increasing industry challenges, such as regulatory barriers, increasing costs of and difficulties in obtaining and maintaining applicable permits, and the decommissioning of certain types of conventional power generation facilities, such as coal and nuclear facilities;

•
the ability to couple renewable power generation with other forms of power generation, creating a hybrid energy solution capable of providing energy on a 24/7 basis while reducing the average cost of electricity obtained through the system;

•
the desire of energy consumers to lock in a predictable rate for long-term pricing of a reliable energy source; renewable power generation’s ability to utilize freely available sources of fuel, thus avoiding the risks of price volatility and market disruptions associated with many conventional fuel sources; environmental concerns over conventional power generation; and

•
government policies that encourage development of renewable power, such as national, provincial, state or local renewable portfolio standard programs, which motivate utilities to procure electricity from renewable resources.

In addition to renewable energy, management expects natural gas to grow as a source of electricity generation due to its relatively low cost and low environmental impact compared to other fossil fuel sources, such as coal and oil.
Project operations and generation
Global's revenue is primarily a function of the volume of electricity generated and sold by its projects. The initial portfolio of power generation assets is generally contracted under long-term PPAs with creditworthy counterparties. As of June 30, 2015, the weighted average remaining life of our PPAs was 19 years. In most instances, pricing of the electricity sold under these PPAs is contracted for the duration of the contract. Management also expects that certain of our PPAs will have price escalators based on an index (such as the consumer price index) or other rates specified in the applicable PPA.
Management defines “project availability” as the actual amount of time a power generation asset is available to produce electricity divided by the amount of time during the defined measurement period, after excluding the duration of events such as anticipated maintenance and interconnection interruptions. Global's ability to generate electricity in an efficient and cost-effective manner is impacted by its ability to maintain and utilize the electrical generation capacity of its projects. The volume of electricity generated and sold by Global's projects during a particular period is also impacted by the number of projects that have commenced commercial operations, scheduled and unexpected repair and maintenance required to keep the projects operational and other factors. Equipment performance often represents the primary factor affecting Global's operating results because equipment downtime impacts the volume of the electricity that Global is able to generate from its projects. The volume of electricity generated and sold by Global's projects will be negatively impacted if any projects experience higher than normal downtime as a result of equipment failures, electrical grid disruption or curtailment, weather disruptions, short to medium term weather variations from long-term averages or other events beyond management's control.

Generally, over longer time periods, management expects Global's portfolio will exhibit less variability in generation compared to shorter periods. It is likely that Global will experience more generation variability in monthly or quarterly production than it does for annual production. As a result, periodic cash flows and payout ratios will reflect more variability during periods shorter than a year. While Global intends to reserve a portion of its cash available for distribution and maintain a revolving credit facility in order to, among other things, facilitate the payment of dividends to its stockholders, unpredicted variability in generation could result in variability of dividend payments to the extent Global lacks sufficient reserves and liquidity.
Global uses reliable and proven solar panels, inverters and other equipment for each of its solar projects and quality wind turbines, water turbines and other system components for each of its wind projects. Management believes this significantly reduces the probability of unexpected equipment failures. Additionally, through the Management Services Agreement with SunEdison, one of the world’s largest solar and wind energy developers and operators, Global has access to significant resources to support the maintenance and operation of Global's business. Management believes our relationship with SunEdison provides Global with the opportunity to benefit from SunEdison’s expertise in solar and wind technology, project development, finance and management and operations.
Project acquisitions
Global's ability to execute its growth strategy is dependent on its ability to acquire additional clean power generation assets from SunEdison and unaffiliated third parties. Management is focused on acquiring long-term contracted clean power generation assets with proven technologies, low operating risks and stable cash flows in geographically diverse locations with growing demand and stable legal and political systems. Management expects to have the opportunity to increase Global's cash available for distribution and, in turn, quarterly dividend per share by acquiring additional assets from SunEdison, including those available to Global under the Support Agreement (as defined below), and from third parties.
As of June 30, 2015, SunEdison reported an 8.1 gigawatt ("GW") project pipeline and 5.6 GW backlog, which represents a 0.6 GW increase in pipeline from 7.5 GW as of March 31, 2015. Global benefits from the growth of SunEdison's project pipeline and backlog as SunEdison has granted us the right to acquire certain projects (the "SunEdison Call Right Projects") and a right of first offer for six years with respect to certain other projects (the "SunEdison ROFO Projects") pursuant to the project support agreement (the "Support Agreement").
Support Agreement
Immediately prior to the completion of the IPO, Global entered into the Support Agreement with SunEdison, which requires SunEdison to offer Global additional qualifying projects from its development pipeline through the fifth anniversary of the completion of the IPO that are projected to generate an aggregate of at least $1.4 billion of cash available for distribution during the first twelve months following the qualifying projects’ respective commercial operation dates, or “Projected FTM CAFD.” If the amount of Projected FTM CAFD of the projects acquired under the Support Agreement through the fifth anniversary of the completion of the IPO is less than $1.4 billion, SunEdison has agreed that it will continue to offer us sufficient, qualifying SunEdison Call Right Projects from its pipeline until the total aggregate Projected FTM CAFD commitment has been satisfied.
In addition, the Support Agreement grants Global a right of first offer with respect to any clean energy projects (other than Call Right Projects) that SunEdison elects to sell or otherwise transfer during the six-year period following the completion of this offering and that are located in our initial target markets and other emerging markets that are mutually agreed upon. The Support Agreement does not identify the SunEdison ROFO Projects since SunEdison is not obligated to sell any project that would constitute a SunEdison ROFO Project. In the event that SunEdison elects to sell such assets, it is not required to accept any offer Global makes to acquire any SunEdison ROFO Project and, following the completion of good faith negotiations with Global, SunEdison may choose to sell such assets to a third party or not to sell the assets at all.
Seasonality
The amount of electricity that Global's solar power generation assets produce is dependent in part on the amount of sunlight, or irradiation, where the assets are located. Because shorter daylight hours in winter months result in less irradiation, the generation of particular assets will vary depending on the season and year. Additionally, the plant load factor of wind energy generators and the amount of electricity generated by, and the profitability of, wind projects depend on meteorological conditions, particularly wind conditions, which can vary across seasons and years. The wind energy generators work only when wind speeds exceed certain thresholds and if wind speeds are insufficient, the electricity output from these wind farms will decrease or cease.

To the extent more of our solar power generation assets are located in the northern or southern hemisphere, overall generation of our entire asset portfolio could be impacted by seasonality. While seasonal variability is expected to occur, aggregate seasonal variability is expected to decrease if geographic diversity of Global's portfolio between the northern and southern hemisphere increases.
Location of power generation assets/tax repatriation
While Global will be a U.S. taxpayer, substantially all of Global's assets are located in foreign tax jurisdictions, and management expects that Global will acquire additional power generation assets in foreign tax jurisdictions in the future. Changes in tax rates and the application of foreign tax withholding requirements in foreign jurisdictions where Global owns power generation assets will impact the contribution from such assets to cash available for distribution. In order to minimize withholdings at the project level, cash from profits may be maintained at the local legal entity level for future acquisitions. Intercompany loans may be structured at the parent level to allow for the efficient flow of cash and to fund the dividend requirements.
Cash distribution restrictions
In many cases, Global obtains project-level financing for its clean power generation assets. These project financing arrangements typically restrict the ability of Global's project subsidiaries to distribute funds unless specific financial thresholds are satisfied on specified dates. Although the calculation of cash available for distribution, or “CAFD,” reflects the cash generated by such project subsidiaries, Global may not have sufficient liquidity to make corresponding distributions until the cash is actually distributed and/or such financial thresholds are satisfied. As a result, Global LLC may incur borrowings under our Revolver to fund dividends or increase reserves for the prudent conduct of Global's business.
Foreign exchange
Global's operating results are reported in U.S. dollars. However, most of Global's project-level revenues and expenses are generated in currencies other than U.S. dollars (including Chinese Yuan Renminbi, Brazilian Real, Indian Rupee, Malaysian Ringgit, South African Rand, Thai Baht and other currencies). As a result, Global's revenues and expenses are exposed to foreign exchange fluctuations in local currencies where its clean power generation assets are located. Management intends to use derivative financial instruments, such as purchasing currency options, to minimize Global's net exposure to currency fluctuations. Specifically, management intends to utilize these instruments to mitigate Global's risk exposure to currency fluctuations on a rolling three-year basis with regard to projected CAFD. To the extent that significant debt is denominated in currencies other than local currency, Global has limited currency risk with respect to project-level long-term debt by entering into fixed currency rate swap agreements that limit foreign exchange exposure.
Interest rates
As of June 30, 2015, Global's long-term debt was borrowed at variable interest rates. In the future, management expects a substantial amount of the corporate and project-level capital structure will also be financed with variable rate debt or similar arrangements. Management also expects that debt will be refinanced from time to time. If Global incurs variable rate debt or refinances its fixed rate debt, changes in interest rates could have an adverse effect on Global's cost of capital. To limit our interest rate risk with respect to project-level long-term variable rate debt, Global has entered into interest rate swap agreements.
Government incentives
Each of the markets in which Global expects to operate has established various incentives and financial mechanisms to support reimbursements of the cost of and accelerate the adoption of renewable energy. These incentives help catalyze private sector investments in renewable energy and efficiency measures. Such incentives are generally in the form of feed-in tariffs and other programs designed to facilitate the development, financing and operation of renewable energy projects, including solar and wind energy. The incentives are aimed at reducing the development costs of renewable energy projects or providing favorable contract prices for such renewable energy. Global's operations benefit from these government incentives, and any adverse change or termination of these incentives would have a material adverse effect on Global's business, financial condition, results of operations and cash flows. In addition, a loss or reduction in such incentives may decrease the attractiveness of renewable energy projects to developers, including SunEdison, which could reduce Global's acquisition opportunities.

Key Metrics
Operating Metrics
Megawatt capacity
Global measures the electricity-generating production capacity of its power generation assets in net megawatt capacity (measured in direct current, or “DC,” with respect to solar generation assets, and alternating current, or “AC,” with respect to wind and hydro-electric generation assets). Net megawatt capacity, or net capacity, represents the rated generation capacity at standard test conditions of a project multiplied by Global's percentage of economic ownership of such project as of the relevant date. Rated capacity is the expected maximum output a power generation system can produce without exceeding its design limits. The size of Global's power generation assets varies significantly among the assets comprising the portfolio. Management believes the aggregate net megawatt capacity of Global's portfolio is indicative of the overall production capacity and period-to-period comparisons of net megawatt capacity are indicative of the growth rate of Global's business.
Project availability
Project availability refers to the actual amount of time a power generation asset is available to produce electricity divided by the amount of time during the defined measurement period, after excluding the duration of events, such as anticipated maintenance and interconnection interruptions. Management tracks project availability as a measure of the operational efficiency of Global's business.
Megawatt-hour generation
Megawatt-hour generation refers to the actual amount of electricity a power generator produces over a specific period of time. Management tracks the aggregate generation of Global's power generation assets as it is indicative of the periodic production of its business operations.
Megawatt-hours sold
Megawatt-hours sold refers to the actual volume of electricity generated and sold by Global's projects during a particular period. Management tracks megawatt-hours sold as an indicator of the ability to recognize revenue from the generation of electricity at Global's projects.

Consolidated Results of Operations of the Predecessor (the "Company")

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2015	2014	2015	2014
Operating revenues, net	$25,681	$9,278	$43,487	$18,104
Operating costs and expenses:
Cost of operations	2,751	1,186	3,109	1,627
Cost of operations - affiliate	1,369	771	2,333	1,496
General and administrative	2,931	—	7,417	574
General and administrative - affiliate	3,852	3,474	6,819	7,330
Acquisition and related costs	13,683	—	13,683	—
Depreciation, accretion and amortization	3,336	1,513	6,071	3,248
Total operating costs and expenses	27,922	6,944	39,432	14,275
Operating (loss) income	(2,241)	2,334	4,055	3,829
Other expense (income):
Loss on extinguishment of debt	1,219	—	1,219	—
Interest expense, net	28,186	4,336	45,007	8,239
Gain on previously held equity investment	(1,426)	—	(1,426)	—
Gain on foreign currency exchange	(6,686)	(1,786)	(6,974)	(2,735)
Other (income) expense, net	(187)	555	(317)	(138)
Total other expenses, net	21,106	3,105	37,509	5,366
Loss before income tax (benefit) expense	(23,347)	(771)	(33,454)	(1,537)
Income tax (benefit) expense	(668)	(174)	450	264
Net loss	$(22,679)	$(597)	$(33,904)	$(1,801)
Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014
Operating Revenues, net
Revenue for the three-month periods ended June 30, 2015 and 2014 were as follows:

	Three Months Ended June 30,
(In thousands, other than MW and GwH data)	2015	2014	Change
Revenue:
Wind	$3,664	$—	$3,664
Solar	22,017	9,278	12,739
Total	$25,681	$9,278	$16,403
Net megawatt capacity (MW)(1)(2)	350.1	74.7	275.4
GwH sold	218.8	117.9	100.9
(1) Operational at end of period.
(2) Net capacity represents the maximum generating capacity at standard test conditions of a facility multiplied by our percentage of economic ownership of that facility.
Revenues were $25.7 million and $9.3 million for the three months ended June 30, 2015 and 2014, respectively, an increase of $16.4 million. The increase was primarily due to a 33.6 MW solar energy system in South Africa and 50.6 MW of solar energy systems in India and Thailand which were in operation during the second quarter of 2015 that were not operational in the second quarter of 2014. Additionally, there were 11.3 MW placed into operation during the second quarter of 2015 that were not operational during the comparable period of 2014.

Cost of Operations
Cost of operations for the three months ended June 30, 2015 and 2014 were as follows:

	Three Months Ended June 30,
(In thousands)	2015	2014	Change
Cost of operations	$2,751	$1,186	$1,565
Cost of operations - affiliate	1,369	771	598
Total cost of operations	$4,120	$1,957	$2,163
Costs of operations totaled $2.8 million and $1.2 million for the three months ended June 30, 2015 and 2014, respectively, an increase of $1.6 million. Cost of operations—affiliate increased $0.6 million during three months ended June 30, 2015 compared to the same period in 2014. The increase is primarily due to additional operations and maintenance expenses related to the South Africa, India and Thailand solar energy systems that were in operation in the second quarter of 2015 and were not in operation in the second quarter of 2014.
General and Administrative Expense
General and administrative expense for the three months ended June 30, 2015 and 2014 were as follows:

	Three Months Ended June 30,
(In thousands)	2015	2014	Change
General and administrative	$2,931	$—	$2,931
General and administrative - affiliate	3,852	3,474	378
Total general and administrative expense	$6,783	$3,474	$3,309
General and administrative expense totaled $2.9 million for the three months ended June 30, 2015, an increase of $2.9 million as compared to the prior year period. General and administrative—affiliate expense was $3.9 million and $3.5 million for the three months ended June 30, 2015 and 2014, respectively, an increase of $0.4 million. These increases are due to the increase in the size our portfolio year-over-year both in operating systems and systems under construction.
Acquisition and Related Costs
Acquisition and related costs totaled $13.7 million for the three months ended June 30, 2015, an increase of $13.7 million as compared to the prior year period. The increase is due to costs associated with the Honiton and NSM 24 acquisitions and the acquisitions that are pending completion. There was no cost associated with acquisitions during the three months ended June 30, 2014.
Depreciation, Accretion and Amortization
Depreciation, accretion and amortization expense increased from $1.5 million for the three months ended June 30, 2014 to $3.3 million in the three months ended June 30, 2015. The increase is due to depreciation related to our South Africa, India and Thailand solar energy systems that became operational in the first quarter of 2015 and an increase in accretion expense related to asset retirement obligations related to our South Africa solar energy system.
Loss on Extinguishment of Debt, net
A loss on the extinguishment of debt of $1.2 million was recognized for the three months ended June 30, 2015, primarily due to the prepayment of and termination of solar energy term loan and related interest rate swap, and the prepayment of a portion of our Bridge Facility during the second quarter of 2015. There was no gain or loss on the extinguishment of debt for the three months ended June 30, 2014.

Interest Expense, net
Interest expense was $28.2 million and $4.3 million for the three months ended June 30, 2015 and 2014, respectively, an increase of $23.9 million. The increase was primarily due to interest and amortization of deferred financing costs under our Bridge Facility which was drawn in December 2014 and outstanding all of the second quarter of 2015, in addition to increases in term debt as solar energy systems were constructed.
Gain on Previously Held Equity Investment
A gain on previously held equity investments was recognized in the amount of $1.4 million for the three months ended June 30, 2015 as a result of the remeasurement of the previously held 49.0% equity interest in NSM 24 to fair value upon the Company's acquisition of the remaining 51.0%. No such gains were recognized in the comparable previous period.
Gains on Foreign Currency Exchange
Gains on foreign currency exchange were $6.7 million and $1.8 million for the three months ended June 30, 2015 and 2014, respectively, an increase of $4.9 million. The higher gains in the current year period were the result of devaluation in the Indian Rupee, Malaysian Ringgit and Thailand Baht, when compared to the U.S. Dollar.
Other (Income) Expense, net
Other (income) expense, net was not material for the three months ended June 30, 2015.
Income Tax Benefit
The income tax benefit was $0.7 million and $0.2 million for the three months ended June 30, 2015 and 2014, respectively. For the three months ended June 30, 2015, the overall effective tax rate was different than the statutory rate of 35.0% primarily due to the recording of a valuation allowance on certain tax benefits attributed to the Company and to lower statutory income tax rates in our foreign jurisdictions.
Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014
Operating Revenues, net
Revenue for the six-month periods ended June 30, 2015 and 2014, was as follows:

	Six Months Ended June 30,
(In thousands, other than MW and GwH data)	2015	2014	Change
Revenue:
Wind	$3,664	$—	$3,664
Solar	39,823	18,104	21,719
Total	$43,487	$18,104	$25,383
Net megawatt capacity (MW)(1)(2)	350.1	74.7	275.4
GwH sold	396.8	243.9	152.9
(1) Operational at end of period.
(2) Net capacity represents the maximum generating capacity at standard test conditions of a facility multiplied by our percentage of economic ownership of that facility.
Revenues were $43.5 million and $18.1 million for the six months ended June 30, 2015 and 2014, respectively, an increase of $25.4 million. The increase was primarily due to a 33.6 MW solar energy system in South Africa and 50.6 MW of solar energy systems in India and Thailand which were in operation during the first six months of 2015 that were not operational during the first six months of 2014. Additionally, there were 11.3 MW placed into operation during the second quarter of 2015 that were not operational during the comparable period of 2014.

Cost of Operations
Cost of operations for the six months ended June 30, 2015 and 2014 were as follows:

	Six Months Ended June 30,
(In thousands)	2015	2014	Change
Cost of operations	$3,109	$1,627	$1,482
Cost of operations - affiliate	2,333	1,496	837
Total cost of operations	$5,442	$3,123	$2,319
Costs of operations totaled $3.1 million and $1.6 million for the six months ended June 30, 2015 and 2014, respectively, an increase of $1.5 million. Cost of operations—affiliate increased $0.8 million during the six months ended June 30, 2015 compared to 2014. The increase was primarily due to a 33.6 MW solar energy system in South Africa, 50.6 MW in India and Thailand solar energy systems put into commercial operation during the first quarter of 2015 that were not operational during the comparable period of 2014, and an additional 11.3 MW placed into operation during the second quarter of 2015 that were not operational during the comparable period of 2014.
General and Administrative Expense
General and administrative expense for the six months ended June 30, 2015 and 2014 were as follows:

	Six Months Ended June 30,
(In thousands)	2015	2014	Change
General and administrative	$7,417	$574	$6,843
General and administrative - affiliate	6,819	7,330	(511)
Total general and administrative expense	$14,236	$7,904	$6,332
General and administrative expense totaled $7.4 million and $0.6 million for the six months ended June 30, 2015 and 2014, respectively, an increase of $6.8 million. General and administrative—affiliate expense was $6.8 million and $7.3 million for the six months ended June 30, 2015 and 2014, respectively, a decrease of $0.5 million. The increase is largely due to noncapitalizable fees and expenses incurred in connection with Global's IPO.
Acquisition and Related Costs
General and administrative expense totaled $13.7 million for the six months ended June 30, 2015, an increase of $13.7 million as compared to the prior year period. The increase is due to costs associated with the Honiton and NSM 24 acquisitions and the acquisitions that are pending completion. There was no cost associated with acquisitions during the six months ended June 30, 2014.
Depreciation, Accretion and Amortization
Depreciation, accretion and amortization expense increased by $2.9 million from $3.2 million in the six months ended June 30, 2014 to $6.1 million in the six months ended June 30, 2015. The increase is due to depreciation related to our South Africa, India and Thailand solar energy systems that became operational in the first quarter of 2015 and an increase in accretion expense related to asset retirement obligations related to our South Africa solar energy system.
Loss on Extinguishment of Debt, net
A loss on the extinguishment of debt of $1.2 million was recognized for the six months ended June 30, 2015, primarily due to the prepayment of and termination of solar energy term loan and related interest rate swap, and the prepayment of a portion of our Bridge Facility during the second quarter of 2015. There was no gain or loss on the extinguishment of debt for the six months ended June 30, 2014.
Interest Expense, net
Interest expense was $45.0 million and $8.2 million for the six months ended June 30, 2015 and 2014, respectively, an increase of $36.8 million. The increase was primarily due to interest and amortization of deferred financing costs under our Bridge Facility which was drawn in December 2014 and outstanding throughout the period, in addition to increases in term debt as solar energy systems were constructed.

Gain on Previously Held Equity Investment
A gain on previously held equity investments was recognized in the amount of $1.4 million for the six months ended June 30, 2015 as a result of the remeasurement of the previously held 49.0% equity interest in NSM 24 to fair value upon the Company's acquisition of the remaining 51.0%. No such gains were recognized in the comparable previous period.
Gains on Foreign Currency Exchange
Gains on foreign currency exchange were $7.0 million and $2.7 million for the six months ended June 30, 2015 and 2014, respectively, an increase of $4.3 million. The higher gains in the current period were a result of devaluation in the Indian Rupee, Malaysian Ringgit, and Thailand Baht as compared to the U.S. Dollar.
Other Income, net
Other income, net was not material for the six months ended June 30, 2015.
Income Tax Expense
The income tax expense was $0.5 million and $0.3 million for the six months ended June 30, 2015 and 2014, respectively. For the six months ended June 30, 2015, the overall effective tax rate was different than the statutory rate of 35.0% primarily due to the recording of a valuation allowance on certain tax benefits attributed to the Company and to lower statutory income tax rates in our foreign jurisdictions.
Liquidity and Capital Resources
Global's principal liquidity requirements are to finance current operations, service debt and to fund cash dividends to investors. Global LLC will also use capital in the future to finance expansion capital expenditures and acquisitions. Historically, Global's operations were financed as part of SunEdison's integrated operations and largely relied on internally generated cash flow as well as corporate and/or project-level borrowings to satisfy capital expenditure requirements. As a normal part of Global's business, depending on market conditions, management will from time to time consider opportunities to repay, redeem, repurchase or refinance indebtedness. Changes in operating plans, lower than anticipated electricity sales, increased expenses, acquisitions or other events may cause management to seek additional debt or equity financing in future periods. There can be no guarantee that financing will be available on acceptable terms or at all. Debt financing, if available, could impose additional cash payment obligations and additional covenants and operating restrictions. Equity financing, if any, could result in the dilution of existing stockholders and make it more difficult to maintain the stated dividend policy.
Liquidity Position
Total liquidity as of June 30, 2015 was approximately $776.0 million, comprised of cash, cash committed for construction, and restricted cash. Management believes that Global's liquidity position and cash flows from operations will be adequate to finance growth, operating and maintenance capital expenditures, and to fund dividends to holders of Global's Class A common stock and other liquidity commitments. Management continues to regularly monitor the Global's ability to finance the needs of operating, financing and investing activities within the dictates of prudent balance sheet management as Global's long-term growth will require additional capital.
Sources of Liquidity
Global's principal sources of liquidity include cash on hand, cash generated from operations, borrowings under new and existing financing arrangements and the issuance of additional equity and debt securities as appropriate given market conditions. Management expects that these sources of funds will be adequate to provide for the Global's short-term and long-term liquidity needs. Global's ability to meet its debt service obligations and other capital requirements, including capital expenditures, as well as make acquisitions, will depend on Global's future operating performance which, in turn, will be subject to general economic, financial, business, competitive, legislative, regulatory and other conditions, many of which are beyond management's control.
Uses of Liquidity
Global's principal requirements for liquidity and capital resources, other than for operating its business, can generally be categorized by the following: (i) debt service obligations; (ii) funding acquisitions, if any; and (iii) cash dividends to investors. Generally, once commercial operation is reached, solar and wind power generation assets do not require significant capital expenditures to maintain operating performance.

Debt Service Obligations
The aggregate amounts of payments on long-term debt due after June 30, 2015 and August 5, 2015, are as follows:

	Maturities
(In thousands)	Within 1 Year	Year 1 through Year 2	Year 2 through Year 3	Year 3 through Year 4	Year 4 through Year 5	Thereafter	Total
Debt maturities as of June 30, 2015	$72,064	$476,853	$12,754	$14,496	$18,775	$281,079	$876,021
Issuance of Senior Notes	—	—	—	—	—	810,000	810,000
Repayment of Bridge Facility	(4,625)	(455,125)	—	—	—	—	(459,750)
Adjustments to outstanding principal balance	(31,637)	(2,120)	(2,252)	(2,455)	(2,685)	(32,126)	(73,275)
Debt maturities as of August 5, 2015	$35,802	$19,608	$10,502	$12,041	$16,090	$1,058,953	$1,152,996
Acquisitions
Global expects to continue to acquire additional renewable energy assets from SunEdison and from unaffiliated third parties. Although Global has no commitments to make any such acquisitions from SunEdison, management expects to acquire certain of the SunEdison Call Right Projects and SunEdison ROFO Projects in the near future.
Interest Payment Agreement
Immediately prior to the completion of the IPO on August 5, 2015, Global LLC and Global Operating LLC entered into an interest payment agreement (the "Interest Payment Agreement") with SunEdison and its wholly owned subsidiary, SunEdison Holdings Corporation, pursuant to which SunEdison has agreed to pay an aggregate amount equal to all of the scheduled interest on Global Operating LLC’s Senior Notes until December 31, 2016 and up to an aggregate amount of $40 million in 2017, $30 million in 2018, $20 million in 2019 and $10 million in 2020, plus any interest due on any payment not remitted when due. In addition, SunEdison will from time to time contribute to us the amounts necessary to make the scheduled principal and interest payments due under our projects' syndicated credit facilities for the life of such indebtedness (unless earlier repaid by SunEdison). SunEdison will not be obligated to pay any amounts due under the Senior Notes in connection with an acceleration of the payment of the principal amount of such indebtedness. Global LLC will be entitled to set off any amounts owing by SunEdison pursuant to the Interest Payment Agreement against any and all amounts owed by Global LLC to SunEdison under the distribution provisions of the amended and restated operating agreement of Global LLC, and Global LLC may pay such amounts to Global Operating LLC.
Cash Dividend Policy
Global intends to pay regular quarterly cash dividends to holders of its Class A common stock on or about the 75th day following the last day of each fiscal quarter.
Global intends to use a portion of the cash available for distribution, or “CAFD,” generated by its project portfolio to pay regular quarterly cash dividends to holders of its Class A common stock. After determining an appropriate reserve for working capital needs and the prudent conduct of its business, management’s objective is to pay Global’s Class A common stockholders a consistent and growing cash dividend that is sustainable on a long-term basis. Based on management’s forecast and the related assumptions and management’s intention to acquire assets with characteristics similar to those in the initial portfolio, management expects to grow Global’s CAFD and increase quarterly cash dividends over time. Global’s initial quarterly dividend will be set at $0.2750 per share of Class A common stock, or $1.1000 per share on an annualized basis. Management established the initial quarterly dividend level based upon a targeted payout ratio by Global LLC of approximately 85.0% of projected annual CAFD. This dividend payout ratio is not prescribed by any governing documents and is subject to change based on the discretion of Global’s board of directors. Management expects the dividend payout ratio to vary as Global intends to maintain or increase the dividend despite variations in Global’s CAFD from period to period. In addition, management may adjust the dividend payout ratio from time to time based on changes in the portfolio in terms of size and scope, working capital and capital expenditure requirements, operating expenses and market conditions, including acquisition opportunities and Global’s ability to borrow funds and access capital markets.

Global intends to target a 20.0% CAGR in dividends per share over the three-year period following the completion of the IPO. This target is based on, and supported by, SunEdison’s $1.4 billion aggregate Projected FTM CAFD commitment to Global under the Support Agreement and SunEdison’s track record of successful project acquisitions from unaffiliated third parties, which will provide Global the opportunity to grow its CAFD following the IPO. While management believes this targeted growth rate is reasonable for the emerging markets on which Global is focused, it is based on estimates and assumptions regarding a number of factors, many of which are beyond management’s control, including the market value of projects acquired from third parties, the purchase price paid for acquired projects, Global’s cost of capital, the ratio of debt to equity with respect to the financing of acquisitions, whether Global has the financial resources to acquire the Call Right Projects and the timing of such acquisitions.
Global intends to cause Global LLC to distribute a portion of its CAFD to the holders of its units (including Global as the sole holder of the Class A units and SunEdison as the sole holder of the Class B units) pro rata, based on the number of units held, subject to the incentive distribution rights, or “IDRs,” held by SunEdison that are described below. However, the Class B units held by SunEdison are deemed “subordinated” because for a period of time, referred to as the “Subordination Period,” the Class B units will not be entitled to receive any distributions from Global LLC until the Class A units and Class B1 units (which may be issued upon reset of IDR target distribution levels or in connection with acquisitions from SunEdison or third parties) have received quarterly distributions in an amount equal to $0.2750 per unit, or the “Minimum Quarterly Distribution,” plus any arrearages in the payment of the Minimum Quarterly Distribution from prior quarters. The practical effect of the subordination of the Class B units is to increase the likelihood that during the Subordination Period there will be sufficient CAFD to pay the Minimum Quarterly Distribution on the Class A units and Class B1 units (if any).
To reduce the effect on the Class A units of delays (if any) in the closing of any pending acquisitions or the completion of certain contributed construction projects, SunEdison has agreed to forego distributions under certain circumstances. In particular, SunEdison has agreed to forego any distributions on its Class B units through the end of 2016 (i.e., distributions declared on or prior to March 31, 2017), and thereafter to forego distributions on its Class B units until the end of the Distribution Forbearance Period to the extent the holders of the Class A units and Class B1 units have not received distributions in an amount equal to the Minimum Quarterly Distribution plus any arrearages in the payment of Minimum Quarterly Distributions from prior quarters.
Incentive Distribution Rights
The IDRs represent the right to receive increasing percentages (15.0%, 25.0% and 50.0%) of Global LLC’s quarterly distributions after the Class A units, Class B units and Class B1 units of Global LLC have received quarterly distributions in an amount equal to $0.2750 per unit, or the “Minimum Quarterly Distribution,” and the target distribution levels have been achieved. SunEdison has granted Global a right of first refusal with respect to any proposed sale of IDRs to a third party (other than its controlled affiliates), which Global may exercise to purchase the IDRs proposed to be sold on the same terms offered to such third party at any time within 30 days after Global receives written notice of the proposed sale and its terms.
If for any quarter:

•
Global LLC has made cash distributions to the holders of its Class A units, Class B1 units and, subject to the Subordination Period and the Distribution Forbearance Provisions, Class B units in an amount equal to the Minimum Quarterly Distribution; and

•	Global LLC has distributed cash to the holders of its Class A units and Class B1 units in an amount necessary to eliminate any arrearages in payment of the Minimum Quarterly Distribution;
then, subject to the Distribution Forbearance Provisions, Global LLC will make additional cash distributions for that quarter to holders of its Class A units, Class B units, Class B1 units and the IDRs in the following manner:

•
first, to all holders of Class A units, Class B1 units and Class B units, pro rata, until each holder receives a total of $0.3163 per unit for that quarter, or the “First Target Distribution” (115.0% of the Minimum Quarterly Distribution);

•
second, 85.0% to all holders of Class A units, Class B1 units and Class B units, pro rata, and 15.0% to the holders of the IDRs, until each holder of Class A units, Class B1 units and Class B units receives a total of $0.3438 per unit for that quarter, or the “Second Target Distribution” (125.0% of the Minimum Quarterly Distribution);

•
third, 75.0% to all holders of Class A units, Class B1 units and Class B units, pro rata, and 25.0% to the holders of the IDRs, until each holder of Class A units, Class B1 units and Class B units receives a total of $0.4125 per unit for that quarter, or the “Third Target Distribution” (150.0% of the Minimum Quarterly Distribution); and

•	thereafter, 50.0% to all holders of Class A units, Class B1 units and Class B units, pro rata, and 50.0% to the holders of the IDRs.
Cash Flow Discussion
Global uses traditional measures of cash flow, including net cash used in operating activities, net cash used in investing activities and net cash provided by financing activities to evaluate our periodic cash flow results.
Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014
The following table reflects the changes in cash flows for the comparative periods:

	Six Months Ended June 30,
(In thousands)	2015	2014	Change
Net cash provided by (used in) operating activities	$16,358	$(24,362)	$40,720
Net cash used in investing activities	(244,547)	(125,813)	(118,734)
Net cash provided by financing activities	745,800	150,978	594,822
Net Cash Used In Operating Activities
Net cash provided by operating activities for the six months ended June 30, 2015 was $16.4 million, compared to net cash used in operating activities for the six months ended June 30, 2014 of $24.4 million, respectively. The net cash inflow of $40.7 million year-over-year is driven by an increase in cash provided by changes in operating assets and liabilities and the timing of cash payments to SunEdison and affiliates for reimbursement of operating expenses paid by those entities.
Net Cash Used In Investing Activities
Net cash used in investing activities for the six months ended June 30, 2015 and 2014 was $244.5 million and $125.8 million, respectively. The net cash outflow of $118.7 million year-over-year is driven by $113.9 million of cash paid for the acquisitions of Honiton and NSM 24 and an increase in capital expenditures for the construction of solar energy facilities.
Net Cash Provided By Financing Activities
Net cash provided by financing activities for the six months ended June 30, 2015 and 2014 was $745.8 million and $151.0 million, respectively. The net cash inflow of $594.8 million year-over-year is driven by $485.9 million in proceeds from the Private Placements, $309.8 million of net proceeds from the Bridge Facility, partially offset by an increase in the amount of principal payments on project term debt facilities.
Off-Balance Sheet Arrangements
Global is not party to any off-balance sheet arrangements.
Critical Accounting Policies and Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires us to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying condensed consolidated financial statements and related footnotes. In preparing these financial statements, management has made its best estimates of certain amounts included in the financial statements. Application of these accounting policies and estimates, however, involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates. In arriving at our critical accounting estimates, factors considered were how accurate the estimate or assumptions have been in the past, how much the estimate or assumptions have changed and how reasonably likely such change may have a material impact. Our critical accounting policies and estimates are more fully described in Note 2 to the Company's audited financial statements and notes thereto as of December 31, 2014 and 2013 and for the years ended December 31, 2014 and 2013, included in the Registration Statement. There have been no significant changes to our critical accounting policies and estimates since December 31, 2014.
Recently Issued Accounting Standards
See Note 2 to the unaudited condensed combined consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
There has been no material change to market risks since December 31, 2014. Please refer to “Market Risk” included in “Management's Discussion and Analysis of Financial Condition and Results of Operations” in the Registration Statement.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
We carried out an evaluation as of June 30, 2015, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2015.
Changes in Internal Control Over Financial Reporting
There have been no changes in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, as amended) during the three and six months ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
Part II--Other Information
Item 1. Legal Proceedings.
See Note 12 to our unaudited condensed combined consolidated financial statements included in this Quarterly Report on Form 10-Q for disclosures concerning our legal proceedings, which disclosures are incorporated herein by reference.
Item 1A. Risk Factors.
In addition to the information set forth elsewhere in this quarterly report on Form 10-Q, you should carefully consider the factors described under “Risk Factors” in the Registration Statement. These risks could materially and adversely affect our business, financial condition and results of operations. There have been no material changes in the Company's risk factors from those described in the Registration Statement.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
BioTherm Transaction

On August 13, 2015, Global issued 544,057 shares of Class A common stock representing $8.2 million into an escrow account to be held for the benefit of BioTherm pending the closing of the BioTherm transaction, which is expected to occur in the second half of 2015. In connection with this transaction, Global will acquire from BioTherm a controlling interest in certain operating renewable energy assets located in South Africa with a combined generation capacity of 33 MW.

Global relied on the “private placement” exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), provided by Section 4(a)(2) thereof in connection with the issuance of securities in the BioTherm transaction. In that regard, Global obtained representations from the seller that it was an institutional “accredited investor” as defined in Rule 501(a) of Regulation D promulgated under the Securities Act and that it had such knowledge and experience in financial and business matters that such seller was capable of evaluating the risks and benefits of an investment in Global’s securities. In addition, the shares of Class A common stock issued in connection with this BioTherm transaction bear a restrictive legend that prohibits their transfer without registration under the Securities Act, unless an exemption is available.

Private Placements

See Note 10 to our unaudited condensed combined consolidated financial statements included in this Quarterly Report on Form 10-Q for disclosures concerning the Private Placements, which disclosures are incorporated herein by reference.
Use of Proceeds

On July 20, 2015, Global commenced the IPO pursuant to a registration statement filed with the SEC on Form S-1 (File No. 333-203934), as amended. The Registration Statement, pursuant to which Global registered 51,750,000 shares of Class common stock representing an estimated maximum aggregate offering price of $776.3 million, was declared effective by the SEC on July 31, 2015. On August 5, 2015, Global closed its IPO whereby it sold 45,000,000 shares of its Class A common stock at a public offering price of $15.00 per share, representing an aggregate offering price of $675.0 million. The net offering proceeds to Global, after deducting underwriting discounts and commissions and offering expenses, was $620.0 million. No offering expenses were paid or are payable directly or indirectly, to our directors or officers, to persons owning 10.0% or more of any class of our equity securities or to any of our affiliates. J.P Morgan Securities LLC, Barclays Capital Inc., Citigroup Global Markets Inc. and Morgan Stanley & Co. acted as representatives of the underwriters.

Of the net proceeds of $620.3 million from the IPO, on August 13, 2015, $65.6 million was deposited into an escrow account for the benefit of BioTherm pending the completion of the BioTherm transaction. Global also paid $1 million in fees in connection with the BioTherm transaction. Additionally, through September 2015, Global deployed approximately $42.3 million of IPO proceeds in connection with the deleveraging of its Sitara, Fortune 11 and Focal projects. Some of the proceeds from the IPO have been used for working capital and general corporate purposes. Global initially invested the net proceeds from its IPO not deployed at closing in U.S. government-guaranteed short-term investments. There has been no material change in the expected use of the net proceeds from the IPO as described in Global's final prospectus, dated July 31, 2015, filed with the SEC pursuant to Rule 424(b) relating to our Registration Statement on Form S-1.

Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None.
Item 6. Exhibits.

Exhibit
Number	Description
31.1	Certification by the Chief Executive Officer of TerraForm Global, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification by the Chief Financial Officer of TerraForm Global, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification by the Chief Executive Officer and the Chief Financial Officer of TerraForm Global, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
TERRAFORM GLOBAL, INC.

By:	/s/ Jeremy Avenier
Date: September 14, 2015	Name:	Jeremy Avenier
	Title:	Chief Financial Officer
(Principal financial officer)