Form 10-Q
period 2015-09-30
TERRAFORM GLOBAL, INC.
filed 2015-11-13
CIK 1620702

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _____________________________________________________________________________
FORM 10-Q
 _____________________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes ☒    No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐     No  ☒
As of November 2, 2015, there were 116,710,351 shares of Class A common stock outstanding, 61,343,054 shares of Class B common stock outstanding, and no shares of Class B1 common stock outstanding.

TerraForm Global, Inc.
Table of Contents
Form 10-Q

PART I--Financial Information

Item 1. Financial Statements

TERRAFORM GLOBAL, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Operating revenues, net	$29,373	$7,446	$72,860	$25,550
Operating costs and expenses:
Cost of operations	2,995	175	6,104	1,802
Cost of operations - affiliate	2,417	770	4,750	2,266
General and administrative	401	—	7,818	459
General and administrative - affiliate	6,335	1,645	13,154	9,090
Acquisition, formation and related costs	14,829	—	28,512	—
Depreciation, accretion and amortization	6,756	1,710	12,827	4,958
Total operating costs and expenses	33,733	4,300	73,165	18,575
Operating (loss) income	(4,360)	3,146	(305)	6,975
Other expense (income):
Loss on extinguishment of debt	551	—	1,770	—
Interest expense, net	39,580	5,699	84,587	13,938
Gain on previously held equity investment	—	—	(1,426)	—
Loss (gain) on foreign currency exchange	35,051	(476)	28,077	(3,211)
Other expense (income), net	3,385	(722)	3,068	(860)
Total other expenses, net	78,567	4,501	116,076	9,867
Loss before income tax benefit	(82,927)	(1,355)	(116,381)	(2,892)
Income tax (benefit) expense	(18)	184	432	448
Net loss	(82,909)	$(1,539)	(116,813)	$(3,340)
Less: Predecessor loss prior to initial public offering on August 5, 2015	(5,449)		(39,353)
Net loss subsequent to initial public offering	(77,460)		(77,460)
Less: Net loss attributed to non-controlling interest	(29,387)		(29,387)
Net loss attributed to Class A common stockholders	$(48,073)		$(48,073)

Weighted average number of shares:
Class A common stock - Basic and Diluted	100,985		100,985
Loss per share:
Class A common stock - Basic and Diluted	$(0.48)		$(0.48)
See accompanying notes to unaudited condensed consolidated financial statements.

TERRAFORM GLOBAL, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net loss	$(82,909)	$(1,539)	$(116,813)	$(3,340)
Other comprehensive (loss) income:
Net foreign currency translation adjustments	(34,026)	(6,210)	(31,887)	(5,674)
Net gain (loss) on hedging instruments	5,090	(6,243)	840	(15,791)
Other comprehensive loss, net of tax	(28,936)	(12,453)	(31,047)	(21,465)
Total comprehensive loss	(111,845)	(13,992)	(147,860)	(24,805)
Less: Predecessor comprehensive loss prior to initial public offering on August 5, 2015	(7,438)	—	(43,453)	—
Comprehensive loss subsequent to initial public offering	(104,407)	$(13,992)	(104,407)	$(24,805)
Less: Comprehensive loss attributed to non-controlling interest:
Net loss	(29,387)		(29,387)
Translation adjustment	(12,155)		(12,155)
Unrealized gain on hedging instruments	1,931		1,931
Comprehensive loss attributed to non-controlling interest	(39,611)		(39,611)
Comprehensive loss attributed to Class A common stockholders	$(64,796)		$(64,796)
See accompanying notes to unaudited condensed consolidated financial statements.

TERRAFORM GLOBAL, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	September 30,	December 31,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents, including consolidated variable interest entities of $36,060 in 2015	$1,108,513	$150,146
Cash committed for construction projects	1,703	42,416
Current portion of restricted cash, including consolidated variable interest entities of $44,685 in 2015	161,372	22,083
Accounts receivable, net	29,957	11,728
Prepaid expenses and other current assets, including consolidated variable interest entities of $31,088 in 2015	60,778	8,293
Total current assets	1,362,323	234,666
Renewable energy facilities, net, including consolidated variable interest entities of $441,873 in 2015	1,188,596	386,079
Restricted cash	14,695	—
Intangibles, net	75,700	—
Other assets, including consolidated variable interest entities of $114,828 in 2015	251,730	52,711
Total assets	$2,893,044	$673,456
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt, including consolidated variable interest entities of $72,965 in 2015	$79,772	$31,542
Accounts payable	31,289	9,894
Accrued expenses and other current liabilities	94,864	2,326
Deferred tax liability	1,384	1,384
Due to parent and affiliates	—	47,266
Total current liabilities	207,309	92,412
Long-term debt, less current portion, including consolidated variable interest entities of $337,398 in 2015	1,160,143	492,569
Asset retirement obligations	5,874	5,049
Other long term liabilities, including consolidated variable interest entities of $34,462 in 2015	50,149	31,781
Deferred tax liabilities, including consolidated variable interest entities of $31,256 in 2015	39,036	2,881
Total liabilities	1,462,511	624,692
Stockholders’ Equity:
Invested equity	—	75,285
Preferred stock, par value $0.01 per share, 50,000,000 shares authorized, no shares issued and outstanding	—	—
Class A common stock, par value $0.01 per share, 2,750,000,000 shares authorized, 116,732,707 shares issued and outstanding at September 30, 2015, no shares issued or outstanding at December 31, 2014	1,167	—
Class B common stock, par value $0.01 per share, 200,000,000 shares authorized, 61,343,054 shares issued and outstanding at September 30, 2015, no shares issued or outstanding at December 31, 2014	613	—
Class B1 common stock, par value $0.01 per share, 550,000,000 shares authorized, no shares issued or outstanding	—	—
Additional paid-in capital	954,686	—
Accumulated other comprehensive loss	(35,728)	(26,521)
Accumulated deficit	(48,073)	—
Total TerraForm Global stockholders’ equity	872,665	48,764
Non-controlling interests	557,868	—
Total stockholders’ equity	1,430,533	48,764
Total liabilities and stockholders’ equity	$2,893,044	$673,456
See accompanying notes to unaudited condensed consolidated financial statements.

TERRAFORM GLOBAL, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands)

	Controlling Interest									Non-controlling Interest
								Accumulated				Accumulated
	Net SunEdison	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Other Comprehensive			Accumulated	Other Comprehensive		Total
	Investment	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Total	Capital	Deficit	Income (Loss)	Total	Equity
Balance at January 1, 2014	$75,152	—	$—	—	$—	$—	$—	$(5,451)	$69,701	$—	$—	$—	$—	$69,701
Net loss	(5,039)	—	—	—	—	—	—	—	(5,039)	—	—	—	—	(5,039)
Contributions from SunEdison, net	5,172	—	—	—	—	—	—	—	5,172	—	—	—	—	5,172
Other comprehensive loss	—	—	—	—	—	—	—	(21,070)	(21,070)	—	—	—	—	(21,070)
Balance December 31, 2014	$75,285	—	$—	—	$—	$—	$—	$(26,521)	$48,764	$—	$—	$—	$—	$48,764
Contributions from SunEdison, net	15,741	—	—	—	—	—	—	—	15,741	—	—	—	—	15,741
Private Placements	486,017	—	—	—	—	—	—	—	486,017	—	—	—	—	486,017
Net loss	(39,353)	—	—	—	—	—	—	—	(39,353)	—	—	—	—	(39,353)
Other comprehensive loss	—	—	—	—	—	—	—	(4,100)	(4,100)	—	—	—	—	(4,100)
Balance at August 4, 2015	$537,690	—	$—	—	$—	$—	$—	$(30,621)	$507,069	$—	$—	$—	$—	$507,069
Establish U.S. deferred tax assets and liabilities, net at IPO	29,169	—	—	—	—	—	—	—	29,169	—	—	—	—	29,169
Establish non-controlling interest in projects	(62,445)	—	—	—	—	—	—	—	(62,445)	62,445	—	—	62,445	—
Conversion of prior Class B common stock to Class B common stock and 469 to 1 stock split	(1,307)	—	—	61,343,054	613	694	—	—	—	—	—	—	—	—
Conversion of Private Placement Class D units of Global LLC to Class A Common Stock	(486,017)	36,471,710	365	—	—	485,652	—	—	—	—	—	—	—	—
Issuance of Class B membership units in TerraForm Global, LLC to SunEdison at IPO	(17,090)	—	—	—	—	(448,679)	—	—	(465,769)	465,769	—	—	465,769	—
Conversion of former Class C common stock to Class A common stock and 178 to 1 stock split	—	9,960,982	100	—	—	(100)	—	—	—	—	—	—	—	—
Forfeiture of Class A common stock upon termination of employment	—	(71,539)	(1)	—	—	1	—	—	—	—	—	—	—	—
Issuance of Class A common stock to SunEdison at IPO	—	2,000,000	20	—	—	29,980	—	—	30,000	—	—	—	—	30,000
Issuance of Class A common stock related to public offering, net of issuance costs	—	43,000,000	430	—	—	593,541	—	—	593,971	—	—	—	—	593,971
Issuance of Class A common stock related to the Private Placement, net of issuance costs	—	4,500,000	45	—	—	63,084	—	—	63,129	—	—	—	—	63,129
Issuance of Class A common stock related to the acquisition of Biotherm	—	544,055	5	—	—	3,556	—	—	3,561	2,265	—	—	2,265	5,826
Issuance of Class A common stock related to the acquisition of Renova	—	20,327,499	203	—	—	120,155	—	—	120,358	63,199	—	—	63,199	183,557
Contribution by SunEdison of put / call agreement related to the acquisition of Renova	—	—	—	—	—	—	—	—	—	20,440	—	—	20,440	20,440
Stock-based compensation	—	—	—	—	—	79	—	—	79	—	—	—	—	79
Net loss	—	—	—	—	—	—	(48,073)	—	(48,073)	—	(29,387)	—	(29,387)	(77,460)
Contributions from SunEdison	—	—	—	—	—	—	—	—	—	55,784	—	—	55,784	55,784
Other comprehensive loss	—	—	—	—	—	—	—	(5,107)	(5,107)	—	—	(21,840)	(21,840)	(26,947)
Establish non-controlling interest related to acquisition of Witkop and Soutpan	—	—	—	—	—	—	—	—	—	45,916	—	—	45,916	45,916
Equity reallocation	—	—	—	—	—	106,723	—	—	106,723	(106,723)	—	—	(106,723)	—
Balance at September 30, 2015	$—	116,732,707	$1,167	61,343,054	$613	$954,686	$(48,073)	$(35,728)	$872,665	$609,095	$(29,387)	$(21,840)	$557,868	$1,430,533
See accompanying notes to unaudited condensed consolidated financial statements.

TERRAFORM GLOBAL, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(116,813)	$(3,340)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of deferred financing costs	19,744	381
Depreciation and accretion	12,137	4,958
Amortization of intangibles	690	—
Change in fair value of interest rate swaps	(790)	584
Gain on previously held equity investment	(1,426)	—
Loss on extinguishment of debt	1,770	—
Unrealized gains and losses on foreign currency, net	13,404	—
Deferred tax expense	432	448
Changes in operating assets and liabilities, net	57,687	(12,511)
Net cash used in operating activities	(13,165)	(9,480)
Cash flows from investing activities:
Capital expenditures	(94,516)	(121,010)
Change in cash committed for construction	36,173	(50,957)
Change in restricted cash	(62,034)	17,724
Cash paid for acquisitions, net of cash acquired	(263,291)	—
Deposits on investments	(84,122)	—
Cash paid for settlement of foreign currency contracts	(21,679)	—
Other	(860)	(493)
Net cash used in investing activities	(490,329)	(154,736)
Cash flows from financing activities:
Repayments on Bridge Facility	(551,219)	—
Proceeds from Bridge Facility	400,000	—
Proceeds from IPO, net of fees	623,971	—
Proceeds from 2022 Senior Notes, net of discount	800,071	—
Repayments of system debt financing	(422,826)	(5,393)
Proceeds from system debt financing	48,800	172,159
Net SunEdison investment	49,358	2,314
Proceeds from private placement, net of fee	549,147	—
Proceeds from loans from parent and affiliates	7,023	1,449
Payment of deferred financing costs	(42,710)	(1,411)
Net cash provided by financing activities	1,461,615	169,118
Effect of exchange rate changes on cash and cash equivalents	246	302
Net increase in cash and cash equivalents	958,367	5,204
Cash and cash equivalents at beginning of period	150,146	3,148
Cash and cash equivalents at end of period	$1,108,513	$8,352
See accompanying notes to unaudited condensed consolidated financial statements.

TERRAFORM GLOBAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF OPERATIONS AND BASIS OF PRESENTATION
Nature of Operations
TerraForm Global, Inc. (the “Company”) is a subsidiary of SunEdison, Inc. (together with its consolidated subsidiaries, excluding the Company, “SunEdison”). Following the Company's initial public offering (“IPO”) on August 5, 2015, the Company became a holding company and its sole asset is an equity interest in TerraForm Global, LLC (“Global LLC”), a globally diversified renewable energy company that holds through its subsidiaries long-term contracted wind and solar power plants, and intends to acquire long-term contracted hydro-electric power plants in the future. The Company is the managing member of Global LLC and operates, controls and consolidates the business affairs of Global LLC.

The following table lists the renewable energy facilities that comprise the Company’s portfolio included in the accompanying unaudited condensed consolidated financial statements as of September 30, 2015, as well as additional facilities expected to be transferred from SunEdison to the Company in future periods:

Plant Name	Commercial Operation Date (1)	Country	Type	Net Plant Capacity, in MW (2)	Total Plant Capacity in MW (3)
Operating Plants:
Salvador (4)	Q3 2012	Brazil	Wind	195.2	195.2
Bahia (4)	Q3 2012	Brazil	Wind	99.2	99.2
SE 25	Q1 2012	India	Solar	25.0	25.0
NSM 24	Q1 2013	India	Solar	23.9	23.9
NSM Suryalabh	Q1 2015	India	Solar	19.1	39.0
NSM Sitara	Q1 2015	India	Solar	15.2	31.0
NSM L’Volta	Q1 2015	India	Solar	12.7	25.9
Focal	Q2 2015	India	Solar	11.3	23.1
Brakes	Q4 2014	India	Solar	7.5	7.7
Millennium	Q1 2012	India	Solar	6.9	9.3
Raj 5	Q4 2011	India	Solar	5.0	5.0
ESP Urja	Q4 2011	India	Solar	3.7	5.0
Azure	Q4 2011	India	Solar	3.7	5.0
Hercules	Q3 2008 & Q3 2011	China	Wind	148.5	148.5
Dunhuang	Q4 2012	China	Solar	18.0	18.0
Boshof	Q4 2014	South Africa	Solar	33.6	65.9
Witkop (4)	Q3 2014	South Africa	Solar	16.8	32.9
Soutpan (4)	Q3 2014	South Africa	Solar	15.8	31.0
Silverstar Pavilion	Q4 2013	Malaysia	Solar	5.1	10.0
Fortune 11	Q4 2013	Malaysia	Solar	4.8	5.1
Corporate Season	Q4 2013	Malaysia	Solar	2.5	4.0
PP Solar	Q1 2015	Thailand	Solar	3.6	3.6
Total projects included in the condensed consolidated financial statements				677.1	813.3
Plants Under Construction:
Bora Bora	Q1 2016	India	Wind	17.8	24.1
El Naranjal	Q2 2016	Uruguay	Solar	57.4	57.4
Del Litoral	Q1 2016	Uruguay	Solar	17.4	17.4
NPS Star	Q1 2016	Thailand	Solar	17.9	17.9
WXA	Q1 2016	Thailand	Solar	17.9	17.9
Total projects excluded from the condensed consolidated financial statements (5)				128.4	134.7
Total projects				805.5	948.0
(1) Represents the calendar quarter of actual or expected commercial operation.
(2) Net plant capacity represents the maximum generating capacity at standard test conditions of a facility multiplied by the Company's percentage of economic ownership of that facility after taking into account any redeemable preference shares and shareholder loans the Company holds.
(3) Total plant capacity represents the maximum generating capacity at standard test conditions of a facility after taking into account any redeemable preference shares and shareholder loans the Company holds.
(4) Acquired from third parties during the three months ended September 30, 2015 (see Note 3).
(5) These projects are subject to the Project Investment Agreement (as defined herein), which provides that SunEdison will contribute such projects (or substitute projects) to the Company for no additional consideration upon such projects reaching commercial operation date ("COD").

Basis of Presentation
For all periods prior to the IPO, the accompanying unaudited consolidated financial statements reflect the operations of SunEdison Emerging Markets Co. (the “Predecessor”) which consisted of the assets that the Company acquired from SunEdison prior to and concurrently with the closing of the IPO, and were prepared using SunEdison’s historical basis in assets and liabilities. For all periods subsequent to the IPO, the accompanying unaudited condensed consolidated financial statements represent the results of the Company, which consolidates Global LLC through its controlling interest.
The accompanying unaudited consolidated financial statements have been prepared in accordance with the regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all of the information and notes required by U.S. generally accepted accounting principles (“U.S. GAAP”) for complete financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the Predecessor audited financial statements and notes thereto as of December 31, 2014 and 2013 and for the years ended December 31, 2014 and 2013, included in the Company's registration statement on Form S-1, as amended (Registration No. 333-203934) (the “Registration Statement”) filed with the SEC. Interim results are not necessarily indicative of results for a full year.
The historical financial statements of the Predecessor include allocations of certain SunEdison corporate expenses and income tax expense. Management believes the assumptions and methodology underlying the allocation of general corporate overhead expenses are reasonable. Subsequent to the IPO, corporate expenses represent those costs allocated to the Company under the management services agreement (see Note 14).
In the opinion of management, the accompanying unaudited consolidated financial statements contain all material adjustments consisting of normal and recurring adjustments necessary to present fairly the Company’s unaudited consolidated financial position as of September 30, 2015, and the results of operations, comprehensive income and cash flows for the three and nine months ended September 30, 2015 and 2014.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation
The accompanying consolidated financial statements include the results of wholly-owned and partially-owned subsidiaries in which the Company has a controlling interest with all significant intercompany accounts and transactions eliminated. When the Company is the primary beneficiary of a variable interest entity in renewable energy projects, or if the Company has a controlling interest in renewable energy projects, such projects are consolidated.
Use of Estimates
In preparing the unaudited condensed consolidated financial statements, the Company uses estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements. Such estimates also affect the reported amounts of revenues, expenses and cash flows during the reporting period. To the extent there are material differences between the estimates and actual results, the Company's future results of operations would be affected.
Earnings per Share
Earnings (Loss) per share (“EPS”) is based upon the weighted-average shares outstanding. Unvested restricted stock awards that contain non-forfeitable rights to dividends are treated as participating securities and are included in the EPS computation using the two-class method, to the extent that there are undistributed earnings available as such securities do not participate in losses.
Stock-Based Compensation
Stock-based compensation expense for all share-based payment awards is based on the estimated grant-date fair value and is accounted for in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 718, Compensation—Stock Compensation. The Company recognizes these compensation costs net of an estimated forfeiture rate for only those shares expected to vest on a straight-line basis over the requisite service period of the award, which is generally the award vesting term. For ratable awards, the Company recognizes compensation costs for all grants on a straight-line basis over the requisite service period of the entire award.

Derivative Financial Instruments
The Company recognizes its derivative instruments as assets or liabilities at fair value in the consolidated balance sheets. Accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated as part of a hedging relationship and on the type of hedging relationship.
The effective portion of changes in fair value of derivative instruments designated as cash flow hedges is reported as a component of other comprehensive income (loss) (“OCI”). Changes in the fair value of these derivatives are subsequently reclassified into earnings in the period that the hedged transaction affects earnings. The ineffective portion of changes in fair value is recorded as a component of net income (loss) on the consolidated statement of operations.
The change in fair value of undesignated derivative instruments is reported as a component of net income (loss) on the consolidated statement of operations.
Reclassifications
Certain prior period balances have been reclassified to conform to current period presentation of certain current assets and liabilities in the Company’s unaudited condensed consolidated financial statements and accompanying notes. Such reclassifications have no effect on previously reported balance sheet subtotals, results of operations, equity, or cash flows.
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. ASU 2014-09 is effective for the Company on January 1, 2018. Early application is permitted but not before January 1, 2017. ASU 2014-09 permits the use of either a retrospective or cumulative effect transition method. The Company has not determined which transition method it will adopt, and it is currently evaluating the impact that ASU 2014-09 will have on its unaudited condensed consolidated financial statements and related disclosures upon adoption.
In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which describes how an entity should assess its ability to meet obligations and sets rules for how this information should be disclosed in the financial statements. The standard provides accounting guidance that will be used along with existing auditing standards. ASU 2014-15 applies to all entities for the first annual period ending after December 15, 2016, and interim periods thereafter. The adoption of ASU 2014-15 is not expected to have material effect on the Company's unaudited condensed consolidated financial statements.
In January 2015, the FASB issued ASU 2015-01, Income Statement-Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items. ASU 2015-01 eliminates from GAAP the concept of extraordinary items. An entity will no longer be required to (1) segregate an extraordinary item from the results of ordinary operations; (2) separately present an extraordinary item on its income statement, net of tax, after income from continuing operations; and (3) disclose income taxes and earnings-per-share data applicable to an extraordinary item. ASU 2015-01 will be effective for fiscal years beginning after December 15, 2015. An entity may apply the amendments prospectively or retrospectively to all prior periods presented in the financial statements. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. The adoption of ASU 2015-01 is not expected to have a material effect on the Company's unaudited condensed consolidated financial statements.
In February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis. ASU 2015-02 amended the process that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. ASU 2015-02 is effective for annual periods ending after December 15, 2015, and for annual periods and interim periods thereafter with early adoption permitted. The adoption of ASU No. 2015-02 is not expected to have a material effect on the Company's unaudited condensed consolidated financial statements.
In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. In August 2015, the FASB issued ASU No. 2015-15, Interest - Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of Credit Arrangements. ASU 2015-15 indicates that an entity may defer and present debt issuing costs associated with line-of-credit arrangements as an asset and subsequently amortize the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. ASU 2015-03 and ASU 2015-15 are effective on a retrospective basis for annual and interim periods beginning on or after December 15, 2015. Early adoption is permitted, but only for debt issuance costs that have not been reported in financial statements previously issued or available for issuance. The Company is currently evaluating the impact of ASU 2015-03 and ASU 2015-15 on its consolidated financial statements.
In September 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments, that eliminates the requirement for an acquirer in a business combination to account for measurement-period adjustments retrospectively. Instead, acquirers must recognize measurement-period adjustments during the period in which they determine the amounts, including the effect on earnings of any amounts they would have recorded in previous periods if the accounting had been completed at the acquisition date. ASU 2015-16 is effective for the Company on a prospective basis on January 1, 2016. Early adoption is permitted for any interim and annual financial statements that have not yet been made available for issuance. The Company is currently evaluating the impact of ASU 2015-16 on its consolidated financial statements.
3. ACQUISITIONS
Hercules
On May 14, 2015, the Company completed the acquisition of 100% of the outstanding shares of Honiton Energy XIL Holdings Limited (“Honiton XIL”) and Honiton Energy BAV Holdings Limited (“Honiton BAV”, and together with Honiton XIL, “Hercules”) from Honiton Energy Caymans Limited. Hercules operates three wind energy generation projects located in China with a combined generation capacity of 148.5 MW. The aggregate cash consideration paid for this acquisition was $109.1 million.
NSM 24
On June 9, 2015, the Company completed the acquisition of a 51.0% equity interest in SEI Solar Power Private Limited (“NSM 24”) from Astronergy Solar Korea Co. Limited. NSM 24 owns an operating solar energy system located in India with a generation capacity of 23.9 MW. The aggregate consideration paid for the acquisition of this interest was $9.1 million in cash.
Concurrently with the acquisition, SunEdison contributed its 49.0% equity interest in NSM 24 to the Company, which was remeasured from SunEdison’s historical cost basis to fair value of $8.6 million at the time of the acquisition. Accordingly, the NSM 24 acquisition was accounted for as a step acquisition, and the Company recognized a gain of $1.4 million related to the remeasurement of the equity interest in NSM 24 to fair value.
Witkop/Soutpan
On August 6, 2015, SunEdison completed the acquisition of an additional 41.3% equity interest in the solar projects Witkop and Soutpan located in South Africa with a combined generation capacity of 32.6 MW from a subsidiary of Chint Solar (Zhejiang) Co., Ltd. The aggregate consideration paid for the 41.3% interests was $38.7 million in cash. Prior to this purchase SunEdison held a 9.7% interest in each of these projects which were accounted for as equity method investments. The combined fair value of the Company's aggregate interest (51.0%) is $47.8 million. SunEdison transferred its aggregate interest in each of these projects to the Company following the acquisition.
Renova Transaction
On July 15, 2015, the Company signed agreements with Renova Energia S.A. (“Renova”) to acquire two wind projects and one hydro-electric project in Brazil that have a combined generation capacity of approximately 336.2 MW. The aggregate consideration for this acquisition was expected to be $479.4 million, comprised of $174.5 million in cash and 20,327,499 shares of the Company’s Class A common stock.
On September 18, 2015, the Company completed the acquisition of two operating wind energy projects located in Brazil (Salvador and Bahia) that represent 294.4 MW of combined generation capacity (the “Renova Transaction”). The fair value of the consideration paid for these two projects was $320.7 million, comprised of $116.7 million in cash, funded with the proceeds from the offering of the Senior Notes (see Note 6), 20,327,499 shares of the Company's Class A common stock valued at $183.6 million based on the value on September 18, 2015 of $9.03 per share, and a put/call arrangement contributed by SunEdison with a fair value of $20.4 million. The Company repaid all of the project-level indebtedness of these projects shortly following the completion of the Renova Transaction.

The Company expects to acquire the hydro-electric energy project during the fourth quarter of 2015 for approximately $33.2 million in cash (after foreign translation effects from the Brazilian Real using an exchange rate as of September 30, 2015).
In addition, the Company entered into an omnibus closing agreement (the “Omnibus Agreement”) with Global LLC, SunEdison, certain of the Company’s foreign subsidiaries and Renova pursuant to which the Company agreed to accept certain financing liens on such acquired projects in exchange for the agreement by Renova to grant the Company a security interest in 19,221,671 of the shares of the Company’s Class A common stock received by Renova in connection with the Renova Transaction. In the event that Renova does not obtain a release of the liens by January 31, 2016, the Company has the right to repay the Renova debt associated with the liens to obtain their release. The Omnibus Agreement also required Renova to deposit $5 million of cash and all dividends payable to Renova for the third and fourth quarters of 2015 on the Company’s Class A common stock received by Renova in connection with the Renova Transaction. These funds may be used by the Company to pay dividends to the holders of its Class A common stock for the third and fourth quarters of 2015. While we expect Renova to obtain the release of the liens before the end of 2015, Renova's ability to do so is beyond our control and it may not obtain such release at the anticipated time.
As a result of the Renova Transaction, Renova is entitled to appoint one director to the Company’s board of directors, and such right will continue so long as Renova holds at least 28% of the Company’s Class A common stock that Renova received in connection with the transaction.
The net sales and net loss related to the foregoing acquisitions are reflected in the accompanying condensed consolidated statements of operations for the nine months ended September 30, 2015 are shown below.

	Nine Months Ended September 30, 2015
(In thousands)	Hercules	NSM 24	Witkop / Soutpan	Renova (Salvador / Bahia)
Net sales	$7,361	$1,902	$4,932	$2,350
Net income (loss)	(2,248)	273	(791)	(635)
The unaudited pro forma supplementary data presented in the table below gives effect to the acquisitions as if the transactions occurred on January 1, 2015 and 2014. The pro forma supplementary data is provided for informational purposes only and should not be construed to be indicative of the Company's results of operations had the acquisitions been consummated on the date assumed or of its results of operations for any future date.

	Nine Months Ended September 30,
(In thousands)	2015	2014
Net sales	$127,008	$70,668
Net loss	(126,838)	(39,134)

Acquisition Accounting
The preliminary estimated acquisition date allocation of assets and liabilities for the above acquisitions as of September 30, 2015 are as follows:

	2015 Preliminary
(In thousands)	Hercules	NSM 24	Witkop / Soutpan	Renova (Salvador / Bahia)

Cash and cash equivalents	$4,315	$9	$580	$5,325
Restricted cash	8,691	8,529	24,250	41,488
Accounts receivable, net	18,102	506	5,163	11,588
Renewable energy facilities, net	155,783	37,800	211,400	482,712
Intangible assets, net	—	2,877	80,879	—
Other assets	6,236	62	4,317	2,063
Total assets acquired	193,127	49,783	326,589	543,176
Accrued expenses and other current liabilities	15,171	4,588	16,633	8,041
Deferred tax liabilities	—	2,608	34,342	—
Long term debt, including current portion	68,871	24,842	181,910	214,473
Total liabilities assumed	84,042	32,038	232,885	222,514
Noncontrolling interests	—	—	45,916	—
Fair value of net assets acquired	$109,085	$17,745	$47,788	$320,662
The initial accounting for the Hercules, NSM 24, Witkop/Soutpan and Renova (Salvador/Bahia) business combinations is not complete because the evaluation necessary to assess the fair values of certain assets acquired and liabilities assumed is in process. The provisional amounts are subject to revision until the evaluations are completed to the extent that any additional information is obtained about the facts and circumstances that existed as of the acquisition date.
Subsequent Events
FERSA Transaction
On October 7, 2015, the Company completed the acquisition of three Indian wind projects, Bhakrani, Gadag and Hanumanhatti, which represent 101.6 MW of combined generation capacity, from Fersa Energias Renovables, S.A. (“FERSA”), a Spanish wind developer (the “FERSA Transaction”). The aggregate consideration for the FERSA Transaction was approximately $33.4 million in cash which was funded with proceeds from the offering of the Senior Notes.  The cash consideration was held in an escrow account at September 30, 2015 and was released to FERSA upon completion of the acquisition. The cash consideration that was held in escrow is reflected as restricted cash on the accompanying condensed consolidated balance sheet. In addition, the Company fully repaid project-level indebtedness of $39.0 million in connection with the completion of the FERSA Transaction. The debt settlement payment is reflected within other assets on the accompanying condensed consolidated balance sheet.
LAP Transaction
On May 19, 2015, SunEdison Holdings Corporation (“Holdings”), the Company's immediate parent company, entered into an Amended and Restated Share Purchase Agreement (the “Share Purchase Agreement”) with the shareholders of Latin America Power Holding, B.V. (“LAP”), pursuant to which, among other things, Holdings agreed to acquire six operating hydro-electric projects (the “LAP Transaction”) located in Peru with a combined generation capacity of 72.5 MW (the “Peru Projects”). Holdings intended to transfer the Peru Projects to the Company after the closing of the acquisition. Holdings’ obligation to complete the acquisition contemplated by the Share Purchase Agreement was subject to the satisfaction of various closing conditions. In addition, the Share Purchase Agreement provided that subject to certain conditions each party could terminate the agreement if the closing did not occur on or prior to September 30, 2015.
On October 1, 2015, Holdings received a notice from the sellers purporting to terminate the Share Purchase Agreement. Following receipt of such notice, Holdings exercised its right under the Share Purchase Agreement to terminate the agreement based on the failure by the sellers to satisfy certain conditions precedent to closing and the transaction not closing prior to September 30, 2015. As a result of these developments, the Company does not expect that it will acquire the Peru Projects from Holdings. On November 6, 2015, Holdings received a request for arbitration naming Holdings, SunEdison and TerraForm Power, Inc. (“TERP”) as respondents. In the request for arbitration, the claimants allege, among other things, that

Holdings breached the Share Purchase Agreement and that SunEdison and TERP breached their respective guaranties and request, among other things, damages in an amount not less than $150 million. Holdings, SunEdison and TERP are in the preliminary stages of reviewing the request for arbitration and, as a result, we are unable to provide reasonable estimates as to any potential liability that any of these parties may have. The Company is not named as a party in the arbitration request and has no contractual obligation with respect to the LAP Transaction.
Pending Acquisitions
BioTherm Transaction
In April 2015, the Company entered into a purchase and sale agreement to acquire a controlling interest in certain operating renewable energy generation assets located in South Africa with a combined generation capacity of 32.6 MW from BTSA Netherlands Cooperatie U.A. (“BioTherm”). The aggregate consideration payable for these three projects is approximately $63.4 million, comprised of approximately $55.2 million in cash and 544,055 shares of the Company’s Class A common stock, which is contractually determined. In addition to the foregoing, the Company has agreed to pay BioTherm approximately $20.5 million in additional cash consideration for certain rights and services, of which $18.0 million was paid in August 2015.
In August 2015, the Company deposited $20.3 million and 544,055 shares of its Class A common stock into an escrow account to be used as purchase consideration for the two solar projects (Aries and Konkoonsies) and paid the full purchase price of $27.3 million in cash for the purchase of the wind project (Klipheuwel). The cash held in escrow and cash paid for Klipheuwel is reported within other assets on the Company’s balance sheet as of September 30, 2015 and the relating Class A common stock is reported as issued. The completion of the BioTherm transaction remains subject to obtaining consents from the South African Department of Energy and project lenders and is expected to occur before the end of the first quarter in 2016. Prior to the completion of the BioTherm transaction, BioTherm is required to direct payment of all distributions from Klipheuwel to the Company, and the Company and BioTherm are required to jointly direct the release from the escrow to the Company amounts equal to the distributions from the Aries and Konkoonsies projects.
Solarpack Transaction
In April 2015, the Company entered into a share purchase agreement to acquire certain operating renewable energy generation assets located in Uruguay with a combined generation capacity of 26.4 MW (“the Solarpack Transaction”) from Solarpack Corporación Tecnológica, S.L. (“Solarpack”). The aggregate consideration that will be paid for this acquisition is $35.2 million in cash. The Solarpack Transaction is expected to close by the end of 2015 upon the projects' achievement of commercial operation.
GME Transaction
In June 2015, the Company signed an agreement with the shareholders of Globeleq Mesoamérica Energy (Wind) Limited (“GME”) to acquire four operating wind projects and an operating solar project in Honduras, Costa Rica and Nicaragua representing a combined generation capacity of 326.0 MW (the “GME Projects”), as well as GME’s wind and solar development platform.  The consummation of the transaction is subject to various conditions, including obtaining consents from the project lenders.  The Company is working with GME, SunEdison, the project lenders and others to satisfy the closing conditions and currently anticipate that the transaction will close by the end of 2015.  However, various of the closing conditions are beyond our control and the transaction may not close at the time and on the terms anticipated.  The aggregate consideration payable by us to GME is comprised of $337.9 million in cash and 701,754 shares of the Company’s Class A common stock, plus interest of 15% per annum on the purchase price accruing from October 1, 2015. Immediately following the acquisition of GME by the Company, the Company expects to sell GME’s development platform to SunEdison. In addition, shortly following the completion of the GME acquisition, the Company expects to pay $46.9 million to SunEdison for the Choluteca project upon the closing of a separate purchase agreement between SunEdison and GME, subject to a potential downward adjustment based on the actual tariff rates awarded to the project.

4. RENEWABLE ENERGY FACILITIES
Renewable energy facilities, net consists of the following:

	September 30, 2015	December 31, 2014
(In thousands)
Land	$3,190	$2,739
Solar energy systems	609,506	306,203
Wind energy systems	601,260	—
Total renewable energy facilities in service, at cost	1,213,956	308,942
Less accumulated depreciation	(25,360)	(15,804)
Total renewable energy facilities in service, net	1,188,596	293,138
Construction in progress - solar energy systems	—	92,941
Total renewable energy facilities, net	$1,188,596	$386,079
Depreciation expense related to renewable energy facilities was $5.9 million and $11.6 million for the three and nine months ended September 30, 2015, respectively, as compared to $1.7 million and $4.8 million for the same periods in the prior year.
Construction in progress represents costs incurred to complete the construction of the facilities in the Company’s current portfolio that were either contributed to the Company by SunEdison or acquired from SunEdison. When plants are contributed or sold to the Company after completion by SunEdison, the Company retroactively recasts its historical financial statements to present the construction activity as if it consolidated the facility at inception of the construction. All construction in progress costs are stated at SunEdison’s historical cost.
5. INTANGIBLE ASSETS
The following table presents the gross carrying amount and accumulated amortization of intangible assets as of September 30, 2015:

	Weighted Average Amortization Period (Years)			Accumulated Currency Translation Adjustment
		Gross Carrying Amount
(In thousands, except weighted average amortization period)			Accumulated Amortization		Net Book Value

Revenue contracts	20	$83,756	$(690)	$(7,366)	$75,700
As of September 30, 2015, the Company had revenue contracts representing long-term power purchase agreements (“PPAs”) that were obtained through acquisitions (see Note 4). Revenue contracts are amortized on a straight-line basis over the remaining lives of the agreements, which range from 20 to 23 years as of September 30, 2015. Amortization expense related to the revenue contracts is recognized in the unaudited consolidated statements of operations as either a reduction or increase of revenue when the contract rate is above or below market rates (favorable or unfavorable) or within depreciation, accretion and amortization expense when the contract rate is equal to market rates (in-place). Amortization expense for the three and nine month periods ended September 30, 2015 was not material.

6. DEBT
Debt as of September 30, 2015 and December 31, 2014 consists of the following:

(In thousands)	As of September 30, 2015			As of December 31, 2014
	Total Principal	Current	Long-Term	Total Principal	Current	Long-Term
Bridge facility	$—	$—	$—	$150,000	$1,500	$148,500
Senior notes due 2022	800,021	—	800,021	—	—	—
Project debt	439,894	79,772	360,122	374,111	30,042	344,069
Total	$1,239,915	$79,772	$1,160,143	$524,111	$31,542	$492,569
Bridge Facility
On December 22, 2014, Global LLC entered into a credit and guaranty agreement with JPMorgan Chase Bank, N.A., as administrative agent, collateral agent, documentation agent, sole lead arranger, sole lead bookrunner, and syndication agent, which initially provided for bridge term loans in an aggregate funding amount of $150.0 million that was subsequently amended to increase the aggregate funding to $550.0 million (the “Bridge Facility”).
Global LLC’s obligations under the bridge facility were guaranteed by certain of its domestic subsidiaries. The Company’s obligations and the guarantee obligations of its subsidiaries were secured by first priority liens on, and security interests in, substantially all present and future assets of Global LLC and the subsidiary guarantors. Global LLC paid debt issuance fees of $18.8 million upon entry into the Bridge Facility, which were recognized as deferred financing fees. On August 4, 2015, $459.8 million was outstanding under the Bridge Facility and the effective interest rate was 11.08%. The Bridge Facility was repaid in full and terminated on August 5, 2015, concurrent with the completion of the IPO.
Revolving Credit Facility
On August 5, 2015, TerraForm Global Operating LLC (“Global Operating LLC”), a wholly owned subsidiary of Global LLC, entered into a revolving credit facility (the “Revolver”), which provides for a revolving line of credit of $485.0 million. The Revolver includes borrowing capacity available for letters of credit and allows for incremental commitments of up to $265.0 million. Global LLC and certain of its subsidiaries are guarantors under the Revolver. The Revolver contains certain financial covenants, including a maximum borrower leverage ratio and a minimum borrower debt service coverage ratio. The Revolver also contains covenants that are customary for this type of financing, including limitations on indebtedness, liens, investments and restricted payments; provided, however, that each of Global Operating LLC and Global LLC will be permitted to pay distributions to unit holders out of available cash so long as no default or event of default under the Revolver shall have occurred and be continuing at the time of such distribution or would result therefrom and Global Operating LLC is in compliance with its financial covenants. In connection with the Revolver, (i) Global LLC is required to pledge 100% of the equity in Global Operating LLC and (ii) 100% of the equity in certain intermediate subsidiaries of Global Operating LLC are also required to be pledged as collateral to the lenders. The Revolver contains events of default that are customary for this type of financing.
2022 Senior Notes
On August 5, 2015, Global Operating LLC completed the sale of $810.0 million of 9.75% senior notes due 2022 (the “Senior Notes”) issued by Global Operating LLC in a private offering. The Senior Notes bear interest at a fixed rate, which interest is payable in cash semiannually, and mature on August 15, 2022. The Senior Notes are subject to customary redemption rights for high yield debt securities.
The Senior Notes are guaranteed by Global LLC and any subsidiaries of Global Operating LLC that guarantee Global Operating LLC’s obligations under the Revolver. The Company does not guarantee the Senior Notes. The terms of the Senior Notes are governed under an indenture among Global LLC, Global Operating LLC, any subsidiary guarantors and a trustee. The indenture provides that upon the occurrence of a change of control, as defined therein, Global Operating LLC must offer to repurchase the Senior Notes at 101% of the applicable principal amount, plus accrued and unpaid interest and additional interest, if any, to the repurchase date. The indenture also contains customary negative covenants, subject to a number of important exceptions and qualifications, applicable to Global LLC, Global Operating LLC and its restricted subsidiaries, including, covenants related to: indebtedness, disqualified stock and preferred stock; dividends and distributions to stockholders and parent entities; repurchase and redemption of capital stock; investments; transactions with affiliates; liens; mergers, consolidations and transfers of substantially all assets; transfer or sale of assets, including capital stock of subsidiaries; and prepayment, redemption or repurchase of indebtedness subordinated to the Senior Notes. The indenture also provides for customary events of default which, upon occurrence, would permit or require the principal of and accrued interest on the Senior Notes to become or to be declared due and payable.
Project Debt
The Company typically finances renewable energy plants through project entity specific debt secured by the project entity’s assets (primarily the renewable energy systems) with no recourse to the Company. These financing arrangements typically provide for a credit facility used for construction, which upon completion is converted into term debt. As of September 30, 2015, the Company had $439.9 million of project-level debt that is secured by the assets of the applicable project subsidiaries and certain intermediary holding companies.
Term debt for plants in South Africa consists of variable rate loans, totaling $196.3 million, with interest rates tied to the three-month LIBOR and the three-month Johannesburg Interbank Agreed Rate, as well as fixed rate loans totaling $140.6 million. The interest rates on the South Africa term debt as of September 30, 2015 range from 8.10% to 13.03% after accounting for hedging costs, and the debt matures between 2024 and 2031. Principal and interest are due and payable in arrears at the end of each fiscal quarter or semi-annually and on the maturity date of the credit facilities.
Term debt for plants in India consists of fixed and variable rate loans with interest rates tied to one of the following indexes: (i) the six-month LIBOR; (ii) the two-year Infrastructure Development Finance Company (“IDFC”) benchmark rate; (iii) the PFS reference rate; or (iv) the L&T prime lending rate. India term debt with fixed rates totaled $21.8 million as of September 30, 2015, with rates ranging from 4.54% to 18.00%. India term debt with variable rates totaled $73.0 million as of September 30, 2015, with rates ranging from 12.40% to 12.88%. All loans mature between 2017 and 2030. Principal and interest are due and payable in arrears monthly or quarterly and on the maturity dates of the credit facilities.
As of September 30, 2015, the borrower under two Indian term loans was not in compliance with certain covenants due to changes in foreign currency valuations. The aggregate principal amount outstanding under the applicable loans was $20.0 million as of September 30, 2015 and both loans are classified as current. The Company is seeking a waiver of this noncompliance from the lender, pending receipt of which, and subject to the satisfaction of certain other conditions, the Company is not able to receive distributions from the applicable projects.
Term debt totaling $8.2 million for plants in Malaysia consists of variable rate loans with interest rates tied to the Kuala Lumpur Interbank Offered Rate. The interest rates on Malaysian term debt as of September 30, 2015 range from 4.00% to 6.22% and mature between 2028 and 2033. Principal and interest are due and payable in arrears at the end of each fiscal quarter or on the maturity date of the credit facility.
Each of the term debt agreements contains customary representations, covenants and warranties of the respective borrower including limitations on business activities, guarantees, environmental issues, plant maintenance standards and a minimum debt service coverage ratio requirement.
In particular these agreements contain financial and other restrictive covenants that limit the Company's project subsidiaries’ ability to make distributions to it or otherwise engage in activities that may be in its long-term best interests. The project-level financing agreements generally prohibit distributions from the project entities to the Company unless certain specific conditions are met, including the satisfaction of certain financial ratios.
Debt Extinguishments
During the three months ended September 30, 2015, the Company repaid $324.8 million aggregate principal amount of project-level indebtedness related to certain of its projects.

Maturities
The aggregate amounts of payments on long-term debt due after September 30, 2015 are as follows:

	Maturities
(In thousands)	Within 1 Year	Year 1 through Year 2	Year 2 through Year 3	Year 3 through Year 4	Year 4 through Year 5	Thereafter	Total
Maturities of long-term debt	$79,772	$8,122	$7,781	$10,202	$15,081	$1,118,957	$1,239,915
Subsequent Events
Subsequent to September 30, 2015, the Company repaid approximately $45.0 million of the project-level indebtedness related to certain additional projects.
7. INCOME TAXES
The income tax provision consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except effective tax rate)	2015	2014	2015	2014
Loss before income tax benefit	$(82,927)	$(1,355)	$(116,381)	$(2,892)
Income tax (benefit) expense	(18)	184	432	448
Effective tax rate	—%	(13.6)%	(0.4)%	(15.5)%
The Company records income tax expense each quarter using its best estimate of the full year’s effective tax rate. The Company regularly reviews its deferred tax assets for realizability, taking into consideration all available evidence, both positive and negative, including cumulative losses, projected future pre-tax and taxable income (losses), the expected timing of the reversals of existing temporary differences and the expected impact of tax planning strategies. In conjunction with the IPO, the Company recognized net deferred tax assets of $29.2 million in jurisdictions where it is more likely than not these tax benefits will be realized. The Company’s total deferred tax liabilities, net of deferred tax assets, as of September 30, 2015 and December 31, 2014, were $5.1 million and $2.7 million, respectively.
As of September 30, 2015, the Company owns 65.6% of Global, LLC and consolidates the results of Global LLC through its controlling interest. The Company records SunEdison's 34.4% ownership of Global LLC as a non-controlling interest in the financial statements. Global LLC is treated as a partnership for income tax purposes. As such, the Company records income tax on its 65.6% of Global LLC's taxable income and SunEdison records income tax on its 34.4% share of taxable income generated by Global LLC.
For the nine months ended September 30, 2015, the overall effective tax rate was different than the statutory rate of 35.0% primarily due to the release of a valuation allowance on certain tax benefits attributed to foreign jurisdictions and to tax holiday benefits in foreign jurisdictions. For the nine months ended September 30, 2015, the Company released a valuation allowance of approximately $2.2 million on foreign net operating losses. The tax benefit of the valuation allowance release was offset by $2.6 million of year to date tax expense. As of September 30, 2015, most jurisdictions are in a net deferred tax asset position. A valuation allowance is recorded against the deferred tax assets primarily because of the history of losses in those jurisdictions.
8. DERIVATIVES
As part of the Company’s risk management strategy, the Company has entered into derivative instruments which include interest rate swaps, foreign currency contracts and cross currency swaps to mitigate interest rate and foreign currency exposure. If the Company elects to do so and if the instrument meets the criteria specified in ASC 815, Derivatives and Hedging, the Company designates its derivative instruments as cash flow hedges. The Company enters into interest rate swap agreements in order to hedge the variability of expected future cash interest payments. Cross currency swaps are used to reduce risks arising from the change in fair value of certain foreign currency denominated assets and liabilities in order to minimize the impact of foreign currency fluctuations on operating results. The Company does not use derivative instruments for speculative purposes.

Activities related to derivative instruments were reported in the line items as of and for the periods indicated, as follows:

(In thousands)		Assets (Liabilities or Equity) Fair Value
Type of Instrument	Balance Sheet Classification	As of September 30, 2015	As of December 31, 2014
Derivatives designated as hedging:
Interest rate swaps	Other liabilities	$(659)	$(4,780)
	Accumulated other comprehensive loss	55,980	11,489
Cross currency swaps	Other assets	46,937	18,183
	Accumulated other comprehensive income	(46,937)	(21,630)

Derivatives not designated as hedging:
Interest rate swaps	Other assets	$383	$—
	Other liabilities	—	(486)
Currency forward contracts	Other liabilities	(15,873)	—

(In thousands)		Three Months Ended September 30,		Nine Months Ended September 30,
Type of Instrument	Statement of Operations Classification	2015	2014	2015	2014
Derivatives not designated as hedging:
Interest rate swaps	Interest (income) expense	$(320)	$358	$(790)	$584
Foreign currency contracts	Loss on foreign currency exchange	37,552	—	37,552	—
Certain derivative contracts contain provisions providing the counterparties a lien on specific assets as collateral. There was no cash collateral received or pledged as of September 30, 2015 and December 31, 2014 related to the Company's derivative transactions.
Derivatives Designated as Hedges
Interest Rate Swaps
The Company has entered into interest rate swap agreements to hedge variable rate project-level debt. These interest rate swaps qualify for hedge accounting and are designated as cash flow hedges. Under the interest rate swap agreements, the project pays a fixed rate and the counterparty to the agreement pays a variable interest rate. The amounts deferred in other comprehensive income and reclassified into earnings during the period related to the interest rate swap are provided in the table above. There was no material ineffectiveness recorded for the periods presented.
Cross Currency Swaps
The Company has entered into cross currency swap agreements to hedge its exposure to foreign currency fluctuations on debt denominated in U.S. Dollars. These interest rate swaps qualify for hedge accounting and were designated as cash flow hedges. The amounts deferred in other comprehensive income and reclassified into earnings during the period related to these cross currency swaps are provided in the table above. There was no ineffectiveness recorded for the periods presented.
Derivatives Not Designated as Hedges
Foreign Currency Contracts
The Company transacts business in various foreign currencies and has established a program that primarily utilizes foreign currency contracts to offset the risks associated with the effects of certain foreign currency exposures. The Company does not use these foreign currency contracts for trading purposes nor does it designate these forward contracts as hedging instruments pursuant to ASC 815. As of September 30, 2015, the notional amounts of the foreign currency contracts the Company held to purchase U.S. Dollars in exchange for other major international currencies were $992.9 million. Included in the Company’s non-operating income was $37.6 million of net losses related to these foreign currency contracts for the three and nine months ended September 30, 2015. The foreign currency net loss of $66.0 million that hedge the purchase of foreign currencies for investments in acquisitions and debt extinguishments was a result of devaluation in the Brazilian Real (BRL), Chinese Yuan Renminbi (CNY), Indian Rupee (INR), Malaysian Ringgit (MYR), South African Rand (ZAR), and Thai Baht (THB) as compared to the U.S. Dollar during the current quarter. The foreign currency net gain of $28.4 million associated with the sale of current period and future cash flows was a result of devaluation in the Brazilian Real, Chinese Yuan Renminbi, Indian Rupee, Malaysian Ringgit, South African Rand, and Thai Baht as compared to the U.S. Dollar. The fair value of the Company’s outstanding foreign currency forward contracts was a net loss of $15.9 million as of September 30, 2015. The cash flow related to foreign currency contracts that remain outstanding are classified as operating activities. The Company realized a net loss of $21.7 million on its currency forward contracts that matured in the current quarter. The cash flows associated with foreign currency contract settlements are classified as investing activities. The net loss relating to investments is partially offset by the lower cost associated with the certain acquisitions and debt extinguishments.
Interest Rate Swaps
The Company has entered into interest rate swap agreements that economically hedge the cash flows for project-level debt. These interest rate swaps pay a fixed rate and the counterparties to the agreements pay a variable interest rate. The changes in fair value are recorded in interest expense, net in the unaudited condensed consolidated statement of operations as these hedges are not accounted for under hedge accounting.
Notional Amounts
As of September 30, 2015, notional amounts for derivative instruments consisted of the following:

Notional Amounts as of
(In thousands)	September 30, 2015
Derivatives designated as hedges:
Interest rate swaps (USD)	132,781
Cross currency swaps (USD)	184,834
Derivatives not designated as hedges:
Interest rate swaps (USD)	122,829
Currency forward contracts (BRL)	2,131,516
Currency forward contracts (CNY)	437,810
Currency forward contracts (INR)	18,746,417
Currency forward contracts (MYR)	46,791
Currency forward contracts (THB)	1,523,268
Currency forward contracts (ZAR)	927,565
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

Fair Value of Debt
The carrying amount and estimated fair value of the Company’s long-term debt as of September 30, 2015 is as follows:

	As of September 30, 2015
(In thousands)	Carrying Amount	Fair Value
Long-term debt, including current portion	$1,239,915	$1,262,241
The fair value of the Company’s long-term debt was determined using inputs classified as Level 2 and a discounted cash flow approach using market rates for similar debt instruments. The Company determined that book value approximates fair value as of December 31, 2014 due to the variable rate nature of these obligations.
Recurring Fair Value Measurements
The following table summarizes the financial instruments measured at fair value on a recurring basis classified in the fair value hierarchy (Level 1, 2 or 3) based on the inputs used for valuation in the accompanying unaudited condensed consolidated balance sheets:

	As of September 30, 2015				As of December 31, 2014
Assets (liabilities) in thousands	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Interest rate swaps	$—	$(276)	$—	$(276)	$—	$(5,266)	$—	$(5,266)
Foreign currency forward contracts	(15,873)	—	—	(15,873)	—	—	—	—
Cross currency swaps	—	46,937	—	46,937	—	18,183	—	18,183
Total	$(15,873)	$46,661	$—	$30,788	$—	$12,917	$—	$12,917
The Company uses a discounted valuation technique to fair value its derivative assets and liabilities. The primary inputs into the valuation of interest rate swaps and foreign currency contracts are forward interest rates, foreign currency exchange rates, and to a lesser degree, credit spreads. The Company’s interest rate swaps and cross currency swaps are considered Level 2, since all significant inputs are corroborated by market observable data. There were no transfers into or out of Level 1, Level 2 and Level 3 during the three and nine months ended, September 30, 2015 and 2014.
10. STOCKHOLDERS’ EQUITY
Authorized Capital Stock
On August 5, 2015, the Company amended and restated its certificate of incorporation to authorize: (i) 2,750,000,000 shares of Class A common stock, par value $0.01 per share; (ii) 200,000,000 shares of Class B common stock, par value $0.01 per share; (iii) 550,000,000 shares of Class B1 common stock, par value $0.01 per share; and (iv) 50,000,000 shares of preferred stock, par value $0.01 per share.
Each share of Class A common stock and Class B1 common stock entitles the holder to one vote with respect to each matter presented to the Company's stockholders on which the holders of Class A common stock or Class B1 common stock, as applicable, are entitled to vote. Each share of Class B common stock entitles the holder to 100 votes on matters presented to the Company's stockholders generally. Holders of shares of the Company's Class A common stock, Class B common stock and Class B1 common stock vote together as a single class on all matters presented to the Company's stockholders for their vote or approval, except as otherwise required by applicable law. Holders of the Company’s Class B common stock and Class B1 common stock do not have any right to receive dividends. Shares of Class B common stock and Class B1 common stock can be redeemed at a price per share equal to par value upon the exchange of Class B Units of Global LLC for shares of the Company’s Class A common stock.
Initial Public Offering and Related Transactions
On August 5, 2015, the Company completed its IPO by issuing 45,000,000 shares of its Class A common stock at a price of $15.00 per share (the “IPO Price”) for aggregate gross proceeds of $675.0 million. The Company received net proceeds of $624.0 million from the sale of the Class A common stock after deducting underwriting discounts, commissions, structuring fees, and offering expenses. Following the IPO, the Company owns 65.6% of Global LLC and consolidates the results of Global LLC through its controlling interest, with SunEdison’s 34.4% interest shown as non-controlling interests.

Private Placements
On May 6, 2015, Global LLC raised $175.0 million from the sale of its Class D units to certain private investors (the “May Private Placement”). On June 9, 2015, Global LLC raised an additional $335.0 million from the sale of its Class D units to certain additional private investors (the “June Private Placement” and, together with the May Private Placement, the “Units Private Placements”). The investors in the Units Private Placements received an aggregate 36,471,710 shares of the Company’s Class A common stock upon the closing of the IPO in exchange for the Class D units purchased in the Units Private Placements. On August 5, 2015, concurrently with the closing of the IPO, the Company sold 4,500,000 shares of its Class A common stock at a price per share equal to the IPO Price to certain private investors pursuant to a stock purchase agreement for gross proceeds of $67.5 million (the “Concurrent Private Placement” and, together with the Units Private Placements, the “Private Placements”). The net proceeds received from the Private Placements were approximately $549.1 million, after deducting for fees and expenses.
As of September 30, 2015, the following shares of the Company were outstanding:

Class:	Number Outstanding	Holders
Class A common stock	43,000,000	Public
Class A common stock	9,889,443	Executive officers and management
Class A common stock	40,971,710	Private placement investors
Class A common stock	20,871,554	Third party developers
Class A common stock	2,000,000	SunEdison Holdings Corporation
Class B common stock	61,343,054	SunEdison Holdings Corporation
Preferred stock	—	N/A
Total shares outstanding	178,075,761
11. STOCK-BASED COMPENSATION
The TerraForm Global Inc. 2014 Long-Term Incentive Plan provides for the award of incentive and non-qualified stock options, stock appreciation rights, restricted stock awards (“RSAs”) and restricted stock units (“RSUs”) to employees and non-employee directors, including employees and non-employee directors of SunEdison, Inc. and its affiliates. As of September 30, 2015, there were 7,203,417 shares remaining available for future grant under this plan.
Stock-based compensation expense for the three and nine month periods ended September 30, 2015 was $0.1 million. No stock-based compensation expense was recognized in the three and nine month periods ended September 30, 2014.
Restricted Stock Awards
On September 26, 2014 and March 31, 2015, the Company granted 31,350 and 35,245 shares of restricted Class C common stock, respectively (or 5,606,918 and 6,303,519 shares, respectively, of restricted Class A common stock after giving effect to conversion of restricted Class C common stock to restricted Class A common stock on a 178.8491-for-one basis immediately prior to the completion of the IPO). Subject to accelerated vesting upon certain events, 25.0% of the restricted Class A common stock will vest on the first through fourth anniversary of the date of the IPO.
The fair value of each grant was determined by using the percentage of shares granted multiplied by the overall fair value of SunEdison’s equity in the Company. In estimating the fair value of the RSAs, the primary valuation considerations were an enterprise value determined from an discounted cash flow of income-based approach, using a present value of after-tax probability weighted equity cash flow of those projects expected to be included in the IPO, in a projection period extending through December 2024 and a lack of marketability discount of 10.0% and 5.0% for the September 26, 2014 and March 31, 2015 grants, respectively. The discount model used the following assumptions: a time to liquidity event of 7 months and 3 months; a discount rate of 13.0% and 12.1%; and volatility of 40.0% over the time to a liquidity event for the September 26, 2014 and March 31, 2015 grants, respectively. Estimates of the volatility of the Company's Class A common stock were based on available information on the volatility of SunEdison and the common stock of comparable publicly traded companies.
RSAs provide the holder with immediate voting rights, but are restricted in all other respects until vested. Upon a termination of employment for any reason, any unvested RSAs held by the terminated Participant will be forfeited. All unvested RSAs are paid dividends and distributions.

The following table presents information regarding outstanding RSAs as of September 30, 2015 and changes during the nine month period then ended, after giving effect to the conversion of restricted Class C common stock to restricted Class A common stock on a 178.8491-for-one basis:

	Number of RSAs Outstanding	Weighted Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value (in millions)
Outstanding at January 1, 2015	5,606,918	$0.08
Granted	6,303,519	0.21
Forfeited	(2,020,994)	0.08
Outstanding at September 30, 2015	9,889,443	$0.18	$65.9
Restricted Stock Units
On September 26, 2014 and March 31, 2015, the Company granted 1,550 and 2,750 Class C RSUs, respectively (or 277,216 and 491,835 Class A RSUs, respectively, after giving effect to conversion of Class C RSUs to Class A RSUs on a 178.8491-for-one basis immediately prior to the completion of the IPO). Subject to accelerated vesting upon certain events, 25.0% of the Class A RSUs will vest on the first through fourth anniversary of the date of the IPO.
RSUs will not entitle the holders to voting rights and holders of the RSUs will not have any right to receive dividends or distributions. Upon a termination of employment for any reason, any unvested Class A RSUs held by the terminated Participant will be forfeited.
The following table presents information regarding outstanding RSUs as of September 30, 2015 and changes during the nine month period then ended, after giving effect to the conversion of restricted Class C common stock to restricted Class A common stock on a 178.8491-for-one basis:

	Number of RSUs Outstanding	Aggregate Intrinsic Value (in millions)
Outstanding at January 1, 2015	277,216
Granted	514,835
Outstanding at September 30, 2015	792,051	$5.3
The weighted-average fair value of RSUs per share on the date of grant was $0.82 and $0.12 for the nine month periods ended September 30, 2015 and 2014, respectively.
12. LOSS PER SHARE
Basic earnings (loss) per share is computed by dividing net income (loss) by the number of weighted-average Class A common shares outstanding during the period. Diluted earnings (loss) per share is computed using the weighted-average Class A common shares outstanding and, if dilutive, potential Class A common shares outstanding during the period. Potential Class A common shares represent the incremental Class A common shares issuable for RSUs and stock option exercises. The Company calculates the dilutive effect of outstanding RSUs and stock options on earnings (loss) per share by application of the treasury stock method. Earnings (loss) per share is dual presented for both the three and nine month period ended September 30, 2015 because the Company was wholly owned by SunEdison prior to this period.
Weighted Average Number of Shares

Three & Nine Months Ended September 30, 2015
Weighted average number of shares:
Class A common stock - Basic and Diluted	100,985

Class A Common Stock
Basic and diluted loss per share for the three and nine months ended September 30, 2015 was calculated as follows:

	Three & Nine Months Ended September 30, 2015
(In thousands, except per share amounts)	Basic	Diluted (1)
EPS Numerator:
Net loss attributable to Class A common stock shareholders	$(48,073)	$(48,073)
Less: Dividends declared on Class A common stock	—	—
Undistributed loss attributable to Class A shares	$(48,073)	$(48,073)
EPS Denominator:
Weighted-average shares outstanding	100,985	100,985
Loss per share	$(0.48)	$(0.48)

(1)
The computations for diluted loss per share for the three and nine months ended September 30, 2015 excludes 61,343,054 shares of Class B common stock, 9,889,443 of unvested RSAs, and 792,051 of unvested RSUs because the effect would have been anti-dilutive.

13. COMMITMENTS AND CONTINGENCIES
Legal Proceedings
GUVNL Litigation
The Company is subject to litigation with the offtaker, Gujarat Urja Vikas Nigam Ltd (GUVNL), for certain projects in India, which is seeking a reduction of the tariff set forth in the PPA. GUVNL also claims that there has been a violation of the PPA terms on account of a change in shareholders since execution of the PPA and as such GUVNL is entitled to terminate the PPA. The Company successfully defended each case at the first court level and an appeal was dismissed by the appellate level but GUVNL has appealed to the Supreme Court of India on both matters. The cases are currently pending in front of the Supreme Court of India. The Company plans to vigorously defend each case and believes that the likelihood of an unfavorable outcome is remote; as such a liability has not been recorded in relation to these contingencies. In addition, the Company has entered into agreements with SunEdison pursuant to which SunEdison is required to indemnify the Company for any losses incurred as a result of an unfavorable outcome in these cases.
Hercules Litigation
Hercules is subject to pending litigation and arbitration proceedings with Suzlon Energy (Tianjin) Limited (“SETL”) with respect to alleged breaches of a turbine supply contract and certain operation and maintenance service contracts relating to the Hercules wind plants in China. SETL’s aggregate claims against Hercules in these proceedings are $12.1 million. Hercules filed counterclaims against SETL claiming damages of $4.1 million. The cases are currently pending review of the Chinese court and, with respect to certain claims, resolution from the arbitration proceedings. A liability of $9.1 million was recognized in connection with the acquisition accounting for Hercules related to these proceedings. Additionally, any amounts received by Hercules as a result of the resolution of these claims must be remitted to the original seller of Hercules. The resolution of these claims is not expected to have a material adverse impact on the Company's business, results of operations and financial condition.
Class Action Litigation
On October 23, 2015 and October 30, 2015, separate purported class action lawsuits were filed in the Superior Court of the State of California for the County of San Mateo, against the Company, certain of its officers and directors, each of the underwriters of the Company's August 5, 2015 initial public offering (the "IPO") and SunEdison. Additionally, on October 29, 2015 and November 5, 2015, separate purported class action lawsuits were filed in the U.S. District Court for Northern District of California against the same defendants. The class action plaintiffs assert claims under Sections 11, 12(a)(2) and 15 of the Securities Act of 1933, as amended. The class action complaints allege, among other things, that the defendants made false and materially misleading statements and failed to disclose material information in the Registration Statement for the IPO regarding SunEdison and its recent operating results and business strategy. Among other relief, the class action complaints seek class certification, unspecified compensatory damages, rescission, attorneys' fees, costs and such other relief as the applicable court should deem just and proper.

The Company intends to defend the class action lawsuits vigorously. The Company is still in the preliminary stages of reviewing the allegations made in the complaints and, as a result, is unable to provide any assurances as to the ultimate outcome of such lawsuits or that an adverse resolution of these lawsuits would not have a material adverse effect on the Company's consolidated financial position and results of operations.
Other Matters
From time to time, the Company is a party to legal proceedings arising in the ordinary course of its business. Although the Company cannot predict with certainty the ultimate resolution of such proceedings or other claims asserted against us. Except as otherwise described above, the Company does not believe that any other currently pending legal proceeding to which the Company is a party will have a material adverse effect on its business, financial condition or results of operations.
14. RELATED PARTIES
Corporate Allocations
Amounts were allocated from SunEdison for general corporate overhead costs attributable to the operations of the predecessor Company. These amounts were $5.0 million and $11.9 million for the three months and nine months ended September 30, 2015, respectively, and $1.6 million and $9.1 million during the same periods in 2014. The general corporate overhead expenses incurred by SunEdison include costs from certain corporate and shared services functions provided by SunEdison. The amounts reflected include (i) charges that were incurred by SunEdison that were specifically identified as being attributable to the Company and (ii) an allocation of applicable remaining general corporate overhead costs based on the proportional level of effort attributable to the operation of the Company’s renewable energy systems. These costs include legal, accounting, tax, treasury, information technology, insurance, employee benefit costs, communications, human resources, and procurement. Corporate costs that were specifically identifiable to a particular operation of SunEdison have been allocated to that operation, including the Company. Where specific identification of charges to a particular operation of SunEdison was not practicable, an allocation was applied to all remaining general corporate overhead costs. The allocation methodology for all remaining corporate overhead costs is based on management’s estimate of the proportional level of effort devoted by corporate resources that is attributable to each of the Company’s operations. The cost allocations have been determined on a basis considered to be a reasonable reflection of all costs of doing business by the Company. The amounts that would have been or will be incurred on a stand-alone basis could differ from the amounts allocated due to economies of scale, management judgment, or other factors.
Management Services Agreement
Immediately prior to the completion of the IPO on August 5, 2015, the Company entered into a management services agreement (the “Management Services Agreement” or “MSA”) with SunEdison. Pursuant to the MSA, SunEdison agreed to provide or arrange for other service providers to provide management and administrative services including legal, accounting, tax, treasury, project finance, information technology, insurance, employee benefit costs, communications, human resources, and procurement to the Company and its subsidiaries. As consideration for the services provided, the Company will pay SunEdison a base management fee as follows: (i) no fee for the remainder of 2015, (ii) 2.5% of the Company’s cash available for distribution in 2016, 2017 and 2018, and (iii) an amount equal to SunEdison’s or other service provider’s actual cost in 2019 and thereafter. All costs under the MSA are reflected in the Company’s condensed consolidated statement of operations as general and administrative - affiliate and the difference between actual costs and the fee paid pursuant to the MSA will be treated as an equity contribution from SunEdison. No fees were paid or due to SunEdison and the Company incurred costs of $1.3 million and $1.3 million for the three and nine months ended September 30, 2015, respectively, which is treated as an equity contribution from SunEdison.
Project Investment Agreement
Immediately prior to the completion of the IPO on August 5, 2015, the Company entered into the Project Investment Agreement with SunEdison, pursuant to which SunEdison will contribute certain projects, including the Bora Bora wind project in India, the NPS Star and WXA solar projects in Thailand and the Del Litoral and EI Naranjal solar projects in Uruguay, all of which are under construction. The Project Investment Agreement sets forth project contribution deadlines and the projected cash available for distribution (“CAFD”) associated with each such project. In the event that a specified project cannot be contributed by the applicable contribution deadline, SunEdison will have the right to contribute a substitute project or projects so long as the aggregate projected CAFD of all projects contributed or scheduled to be contributed pursuant to the Project Investment Agreement equals or exceeds the CAFD threshold provided for in the agreement.

Interest Payment Agreement
Immediately prior to the completion of the IPO on August 5, 2015, Global LLC and Global Operating LLC entered into an interest payment agreement (the “Interest Payment Agreement”) with SunEdison and Holdings, pursuant to which SunEdison agreed to pay an aggregate amount equal to all of the scheduled interest of $81.2 million on Global Operating LLC’s Senior Notes until December 31, 2016 and up to an aggregate amount of $40.0 million in 2017, $30.0 million in 2018, $20.0 million in 2019 and $10.0 million in 2020, plus any interest due on any payment not remitted when due. SunEdison will not be obligated to pay any amounts due under the Senior Notes in connection with an acceleration of the payment of the principal amount of such indebtedness, which is equal to $9.6 million per annum over 16 years.
Upon expiration of the Distribution Forbearance Period (described below), Global LLC will be entitled to set off any amounts owing by SunEdison pursuant to the Interest Payment Agreement against any and all amounts owed by Global LLC to SunEdison under the distribution provisions of the amended and restated limited liability company agreement of Global LLC, and Global LLC may pay such amounts to Global Operating LLC. As of the nine months ended September 30, 2015, SunEdison was not required to contribute capital to fund interest on the Senior Notes or credit facility payments.
The Interest Payment Agreement also provides for certain contributions by SunEdison in relation to the Orosi project, which is part of the pending GME Transaction. In particular, SunEdison has agreed, from time to time, to contribute to the Company the amounts necessary to make the scheduled principal and interest payments due under its syndicated credit facilities for the life of such indebtedness (unless earlier repaid by SunEdison), which is equal to $9.6 million per annum over 16 years.
The Interest Payment Agreement terminates upon payment by SunEdison of all amounts owing thereunder. It may, however, be terminated prior to that by mutual written agreement of SunEdison and Global Operating LLC and will automatically terminate upon the repayment in full of the outstanding principal amount of the Senior Notes and the Orosi project-level indebtedness or a change of control of us, Global LLC or Global Operating LLC. The agreement may also be terminated at the election of SunEdison, Global LLC or Global Operating LLC if any of them experiences certain events relating to bankruptcy or insolvency. Any decision by Global LLC or Global Operating LLC to terminate the Interest Payment Agreement must have the prior approval of the Company’s Corporate Governance and Conflicts Committee.
Operations and Maintenance
Operations and maintenance services are provided to the Company by affiliates of SunEdison pursuant to contractual agreements. Costs incurred for these services were $2.4 million and $4.8 million for the three and nine months ended September 30, 2015, and $0.8 million and $2.3 million for the three and nine months ended September 30, 2014, respectively. Related amounts were reported as cost of operations-affiliate in the consolidated statements of operations and were reflected in operating activities in the condensed statements of cash flows.
SunEdison and Affiliates
Certain of the Company's expenses are paid by affiliates of SunEdison and are reimbursed by the Company to the same or other affiliates of SunEdison. Additionally, directly attributable costs for construction of renewable energy systems incurred by SunEdison are charged to the Company. As of September 30, 2015, no amounts were payable by the Company to SunEdison or its affiliates as repayment for direct attributable costs. As of December 31, 2014, the Company owed SunEdison and affiliates $47.3 million. Depending on the nature of the activity, amounts are either reflected in operating activities or as a non-cash addition to renewable energy facilities included in due to parent and affiliates.
Additionally, SunEdison provided contributions to the Company in the form of shareholder loans. Related amounts have been recognized as net parent investment as there is no expectation for the Company to repay SunEdison for the contributions. These contributions totaled $85.2 million and $3.0 million for the nine months ended September 30, 2015 and 2014, respectively.
Incentive Distribution Rights
In connection with the IPO, the Company issued incentive distribution rights ("IDRs") to Holdings. The IDRs represent the right to receive increasing percentages (15.0%, 25.0% and 50.0%) of Global LLC’s quarterly distributions after the Class A units, Class B units and Class B1 units of Global LLC have received quarterly distributions in an amount equal to $0.2750 per unit, or the “Minimum Quarterly Distribution,” and the target distribution levels have been achieved. SunEdison has granted the Company a right of first refusal with respect to any proposed sale of IDRs to a third party (other than its controlled affiliates), which the Company may exercise to purchase the IDRs proposed to be sold on the same terms offered to such third party at any time within 30 days after it receives written notice of the proposed sale and its terms.

Initial IDR Structure
If for any quarter:

•
Global LLC has made cash distributions to the holders of its Class A units, Class B1 units and, subject to the Distribution Forbearance and the Subordination Period provisions, Class B units in an amount equal to the Minimum Quarterly Distribution; and

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
There were no payments for IDRs made by the Company during the three and nine months ended September, 30 2015 and 2014.
Distributions
Global LLC’s amended and restated limited liability company agreement (as amended, the “Global LLC Operating Agreement”) restricts distributions to holders of Class B Units during the Distribution Forbearance Period and the Subordination Period (each as described below).
Distribution Forbearance
During the Distribution Forbearance Period Global LLC’s Operating Agreement limits distributions of cash in respect of a specific quarter to Class B units as follows:

•	the Class B units will not, under any circumstances, be entitled to receive any distributions through the end of 2016 (i.e., distributions declared on or prior to March 31, 2017); and

•
thereafter, until the end of the Distribution Forbearance Period, the Class B units will not be entitled to receive any distributions to the extent the holders of Class A units and Class B1 units have not received distributions in an amount equal to the Minimum Quarterly Distribution plus any arrearages in the payment of Minimum Quarterly Distributions from prior quarters.

The Distribution Forbearance Period began on the completion of the IPO and ends on the later of March 31, 2017 or the date that the Completed CAFD Amount, which approximates the sum of CAFD from contributed construction projects and completed acquisition projects from the Company’s IPO portfolio, exceeds the CAFD Forbearance Threshold, which equals $72.1 million. Any distributions forgone by the holders of Class B units pursuant to the Distribution Forbearance Provisions will not be distributed to holders of other classes of units and will not constitute an arrearage on the Class B units. The aforementioned terms are defined in more detail in Global LLC’s Operating Agreement which was filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on August 6, 2015.
Subordination Period
Global LLC’s Operating Agreement provides that, during the Subordination Period (as described below), the Class A units and Class B1 units (if any) will have the right to receive quarterly distributions in an amount equal to $0.2750 per unit, which amount is defined as the “Minimum Quarterly Distribution,” plus any arrearages in the payment of the Minimum Quarterly Distribution on the Class A units and Class B1 units from prior quarters, before any distributions may be made on the

Class B units. The Class B units are deemed “subordinated” because for a period of time, referred to as the “Subordination Period,” the Class B units will not be entitled to receive any distributions from Global LLC until the Class A units and Class B1 units have received the Minimum Quarterly Distribution plus any arrearages in the payment of the Minimum Quarterly Distribution from prior quarters. Furthermore, no arrearages will be paid on the Class B units. The practical effect of the subordinated Class B units is to increase the likelihood that during the Subordination Period there will be sufficient CAFD to pay the Minimum Quarterly Distribution on the Class A units and Class B1 units. The subordination of the Class B units is in addition to the Distribution Forbearance Provisions applicable to the Class B units described above.
The Subordination Period began on the completion of the IPO and continues until each of the following tests regarding distributions of CAFD and Minimum Quarterly Distributions are met, which will be a minimum three-year period ending no earlier than the beginning of the period for which a distribution is paid for the first quarter of 2018:

•
distributions of CAFD on each of the outstanding Class A units, Class B units and Class B1 units of Global LLC equaled or exceeded $1.1000 per unit (the annualized Minimum Quarterly Distribution) for each of the three consecutive, non-overlapping, four-quarter periods immediately preceding that date;

•
the CAFD generated during each of the three consecutive, non-overlapping, four-quarter periods immediately preceding that date equaled or exceeded the sum of $1.1000 per unit (the annualized Minimum Quarterly Distribution) on all of the outstanding Class A units, Class B units and Class B1 units of Global LLC during those periods on a fully diluted basis; and

•	there are no arrearages in payment of the Minimum Quarterly Distribution on the Class A units or Class B1 units of Global LLC.

The Subordination Period may terminate early if each of the following tests is met:

•
distributions of CAFD on each of the outstanding Class A units, Class B units and Class B1 units of Global LLC equaled or exceeded $1.6500 per unit (150.0% of the annualized Minimum Quarterly Distribution) for the four-quarter period immediately preceding that date;

•
the CAFD generated during the four-quarter period immediately preceding that date equaled or exceeded the sum of (i) $1.6500 per unit (150.0% of the annualized Minimum Quarterly Distribution) on all of the outstanding Class A units, Class B units and Class B1 units of Global LLC during such four quarters on a fully diluted basis, and (ii) the corresponding distributions on the IDRs during such four quarters; and

•	there are no arrearages in payment of the Minimum Quarterly Distributions on the Class A units or Class B1 units of Global LLC.
Distributions during the Subordination Period
If Global LLC makes a distribution of cash in respect of any specific quarter ending before the end of the Subordination Period, the Global LLC Operating Agreement requires that it make the distribution in the following manner:

•
first, to the holders of Class A units and Class B1 units, pro rata, until Global LLC distributes for each Class A unit and Class B1 unit an amount equal to the Minimum Quarterly Distribution for that quarter and any arrearages in payment of the Minimum Quarterly Distribution on such units for any prior quarters;

•
second, subject to the Distribution Forbearance Provisions applicable to the Class B units, to the holders of Class B units, pro rata, until Global LLC distributes for each Class B unit an amount equal to the Minimum Quarterly Distribution for that quarter; and

•	thereafter, in the manner described above under Incentive Distribution Rights.

Support Agreement
Immediately prior to the completion of the IPO on August 5, 2015, Global LLC entered into a project support agreement with SunEdison (the “Support Agreement”). Pursuant to the Support Agreement, SunEdison is required to offer Global LLC qualifying projects (“Call Right Projects”) through the fifth anniversary of the completion of the IPO that are projected to generate an aggregate of at least $1.4 billion of CAFD during their respective first twelve months of commercial operations. In addition, the Support Agreement grants Global LLC a right of first offer with respect to any clean energy projects (other than Call Right Projects) that SunEdison elects to sell or otherwise transfer during the six-year period following the completion of the IPO and that are located in the Company’s initial target markets and other emerging markets that the parties mutually agree upon.
At the time of the completion of the IPO, the Support Agreement granted the Company call rights with respect to projects identified therein that had an aggregate net capacity of 1.6 GW. At that time, SunEdison had pending agreements with third-party developers to acquire clean energy projects that had an aggregate capacity of 3.2 GW, which were, or were expected to be, added to the call rights list under the Support Agreement in expectation of, or upon completion of, such acquisition by SunEdison. As of September 30, 2015, the Call Right Projects that are specifically identified pursuant to the Support Agreement have a total nameplate capacity of approximately 1.1 GW. Pursuant to the Support Agreement, SunEdison remains obligated to provide other projects that satisfy $1.4 billion of CAFD over the course of the term of the Support Agreement.
15. SEGMENT REPORTING
The Company has two reportable segments: Solar and Wind. These segments include the Company's entire portfolio of renewable energy facilities and are determined based on the “management” approach. This approach designates the internal reporting used by management for making decisions and assessing performance as the source of the reportable segments. Corporate expenses include general and administrative expenses, acquisition costs, formation and offering related fees and expenses, interest expense on corporate indebtedness and stock-based compensation. All net operating revenues for the three and nine months ended September 30, 2015 were earned by the Company's reportable segments from external customers in specified emerging market countries located in the following regions: Asia (except Japan), Africa, Latin America and the Middle East.
The following table reflects summarized financial information concerning the Company’s reportable segments for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30, 2015				Three Months Ended September 30, 2014
(In thousands)	Solar	Wind	Corporate	Total	Solar	Wind	Corporate	Total
Operating revenues, net	$23,323	$6,050	$—	$29,373	$7,446	$—	$—	$7,446
Depreciation, accretion and amortization	2,256	4,500	—	6,756	1,710	—	—	1,710
Other operating costs and expenses	4,996	2,956	19,025	26,977	945	—	1,645	2,590
Interest expense	13,077	1,128	25,375	39,580	5,699	—	—	5,699
Other non-operating expenses (income)	3,204	1,163	34,620	38,987	(1,198)	—	—	(1,198)
Income tax expense (benefit)(¹)	—	—	(18)	(18)	—	—	184	184
Net income (loss)	$(210)	$(3,697)	$(79,002)	$(82,909)	$290	$—	$(1,829)	$(1,539)

	Nine Months Ended September 30, 2015				Nine Months Ended September 30, 2014
(In thousands)	Solar	Wind	Corporate	Total	Solar	Wind	Corporate	Total
Operating revenues, net	$61,742	$11,118	$—	$72,860	$25,550	$—	$—	$25,550
Depreciation, accretion and amortization	8,729	4,098	—	12,827	4,958	—	—	4,958
Other operating costs and expenses	11,267	6,075	42,996	60,338	4,068	—	9,549	13,617
Interest expense	35,216	1,854	47,517	84,587	13,938	—	—	13,938
Other non-operating (income) expenses	(4,111)	723	34,877	31,489	(4,071)	—	—	(4,071)
Income tax expense (benefit)¹	—	—	432	432	—	—	448	448
Net income (loss)	$10,641	$(1,632)	$(125,822)	$(116,813)	$6,657	$—	$(9,997)	$(3,340)
Balance Sheet
Total assets(²)	$1,309,627	$734,500	$848,917	$2,893,044	$673,456	$—	$—	$673,456
———

(1)	Income tax benefit is not allocated to the Company’s Solar and Wind segments.

(2)
Represents total assets as of September 30, 2015 and December 31, 2014. Corporate assets include cash and cash equivalents; other current assets; corporate-level debt and related deferred financing costs, net and other assets.

16. VARIABLE INTEREST ENTITIES
The Company consolidates any variable interest entities (“VIEs”) in renewable energy projects in which it is the primary beneficiary. The Company is the primary beneficiary of 15 VIEs in renewable energy facilities that were consolidated as of September 30, 2015. The VIEs own and operate renewable energy facilities in order to generate contracted cash flows.
The carrying amounts and classification of the consolidated VIEs’ assets and liabilities included in the Company’s unaudited consolidated balance sheet are as follows:

As of September 30, 2015
(In thousands)
Current assets	$132,028
Non-current assets	646,391
Total assets	$778,419
Current liabilities	$99,466
Non-current liabilities	403,115
Total liabilities	$502,581
The amounts shown in the table above exclude intercompany balances which are eliminated upon consolidation. All of the assets in the table above are restricted for settlement of the VIE obligations, and all of the liabilities in the table above can only be settled using VIE resources.
17. SUBSEQUENT EVENTS
On November 10, 2015, the Company declared a quarterly dividend for the third quarter of 2015 on the Company's Class A common stock of $0.1704 per share, or $1.10 per share on an annualized basis, prorated to adjust for a partial quarter as the Company closed its initial public offering of shares on August 5, 2015. The dividend is payable on December 15, 2015 to shareholders of record as of December 1, 2015.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis should be read in conjunction with the accompanying unaudited condensed consolidated financial statements as of and for the three and nine months ended September 30, 2015 and 2014, and the notes thereto and the audited financial statements of the Predecessor and notes thereto as of December 31, 2014 and 2013, and for the years ended December 31, 2014 and 2013 appearing in the Registration Statement. The results shown herein are not necessarily indicative of the results to be expected in any future periods. References in this section to “we,” “our,” “us,” or the “Company” refer to TerraForm Global, Inc. and its consolidated subsidiaries.
Business Update
As of September 30, 2015, our power generation fleet stands at 677.1 MW and have added 101.6 MW in October of 2015. Our fleet is contracted for an average period of 19 years with creditworthy counterparties and provides significant ongoing cash flow. During the third quarter, the Company generated $24.1 million of Cash Available for Distribution (“CAFD”). Based on the performance of our fleet and the CAFD generated during the quarter, on November 9, 2015, we declared a quarterly dividend for the third quarter of 2015 on our Class A Common Stock of $0.1704, or $1.10 per share on an annualized basis, to be payable on December 15, 2015 to holders of record as of December 1, 2015.
We remain focused on executing on our near term objectives, including the completion of the Company’s pending acquisitions.  While current market conditions affecting companies in our sector generally have had the effect of making certain financing options less attractive, we have adjusted our acquisition and related financing plans in a manner that we believe is prudent and yet enables us to continue to pursue our growth objectives. We intend to continue to monitor market developments and consider adjustments to our strategy if required.
Recent Developments
Initial Public Offering and Related Transactions
On August 5, 2015, the Company completed its IPO by issuing 45,000,000 shares of its Class A common stock at a price of $15.00 per share (the “IPO Price”) for aggregate gross proceeds of $675.0 million
The Company received net proceeds of $624.0 million from the sale of the Class A common stock after deducting underwriting discounts, commissions, structuring fees, and offering expenses. As of September 30, 2015, the Company owns 65.6% of Global LLC and consolidates the results of Global LLC through its controlling interest, with SunEdison’s 34.4% interest shown as non-controlling interests.
On May 6, 2015, Global LLC raised $175.0 million from the sale of its Class D units in the May Private Placement. On June 9, 2015, Global LLC raised an additional $335.0 million from the sale of its Class D units in the June Private Placement. The investors in the Units Private Placements received an aggregate 36,471,710 shares of the Company's Class A common stock upon the closing of the IPO in exchange for the Class D units purchased in the Units Private Placements. On August 5, 2015, concurrently with the closing of the IPO, the Company sold 4,500,000 shares of its Class A common stock at a price per share equal to the IPO Price for gross proceeds of $67.5 million in the Concurrent Private Placement. The net proceeds received from the Private Placements were approximately $549.1 million, after deducting for fees and expenses. See Note 10 to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for more information.
    Concurrently with the IPO, TerraForm Global Operating LLC (“Global Operating LLC”), a wholly owned subsidiary of Global LLC, entered into a revolving credit facility (the “Revolver”), which provides for a revolving line of credit of $485.0 million. The Revolver includes borrowing capacity available for letters of credit and will allow for incremental commitments of up to $265.0 million. In addition, Global Operating LLC also completed the sale of its $810.0 million of 9.75% senior notes due 2022 (the “Senior Notes”) in a private offering. The Senior Notes bear interest at a fixed rate, which interest is payable in cash semiannually, and have a term of seven years.
The Company used a portion of the proceeds from the IPO, the Private Placements, the Senior Notes and cash on hand to repay and terminate the Bridge Facility, fund acquisitions and repay certain project-level term debt. During the three months ended September 30, 2015, the Company repaid $324.8 million aggregate principal amount of project-level indebtedness related to certain of its projects. Subsequent to September 30, 2015, the Company repaid approximately $45.0 million of the project-level indebtedness related to certain additional projects. The Company used a portion of the remaining proceeds of the Private Placements to pay related transaction fees and expenses and for other general corporate purposes.

Third Party Acquisitions
Hercules
On May 14, 2015, the Company completed the acquisition of 100% of the outstanding shares of Honiton Energy XIL Holdings Limited (“Honiton XIL”) and Honiton Energy BAV Holdings Limited (“Honiton BAV”, and together with Honiton XIL, “Hercules”) from Honiton Energy Caymans Limited. Hercules operates three wind energy generation projects located in China with a combined generation capacity of 148.5 MW. The aggregate consideration paid for this acquisition was $109.1 million in cash.
NSM 24
On June 9, 2015, the Company completed the acquisition of a 51.0% equity interest in SEI Solar Power Private Limited (“NSM 24”) from Astronergy Solar Korea Co. Limited. NSM 24 owns an operating solar energy system located in India with a generation capacity of 23.9 MW. The aggregate consideration paid for the acquisition of this interest was $9.1 million in cash. Concurrently with the acquisition, SunEdison contributed its 49.0% equity interest in NSM 24 to the Company.
Witkop/Soutpan
On August 6, 2015, SunEdison completed the acquisition of an additional 41.3% equity interest in the solar projects Witkop and Soutpan located in South Africa with a combined generation capacity of 32.6 MW from a subsidiary of Chint Solar (Zhejiang) Co., Ltd. The aggregate consideration paid for the 41.3% interests was $38.7 million in cash. Prior to this purchase SunEdison held a 9.7% interest in each of these projects which were accounted for as equity method investments. The combined fair value of the Company's aggregate interest (51.0%) is $47.8 million. SunEdison transferred its aggregate interest in each of these projects to the Company following the acquisition.
Renova Transaction
On July 15, 2015 the Company signed agreements with Renova to acquire two wind projects and one hydro-electric project in Brazil that have a combined generation capacity of approximately 336.2 MW. The aggregate consideration for this acquisition was expected to be $479.4 million, comprised of $174.5 million in cash and 20,327,499 shares of the Company's Class A common stock with a value of $304.9 million, based on a $15.00 per share IPO price.
On September 18, 2015, the Company completed the acquisition of two operating wind energy projects located in Brazil (Salvador and Bahia) that represent 294.4 MW of combined generation capacity (the “Renova Transaction”). The fair value of the consideration paid for these two projects was $320.7 million, comprised of $116.7 million in cash, funded with the proceeds from the offering of the Senior Notes (see Note 6), 20,327,499 shares of the Company's Class A common stock valued at $183.6 million based on the value on September 18, 2015 of $9.03 per share, and a put/call arrangement contributed by SunEdison with a fair value of $20.4 million. The Company repaid all of the project-level indebtedness of these projects shortly following the completion of the Renova Transaction.
In addition, the Company entered into an omnibus closing agreement (the “Omnibus Agreement”) with Global LLC, SunEdison, certain of the Company’s foreign subsidiaries and Renova pursuant to which the Company agreed to accept certain financing liens on such acquired projects in exchange for the agreement by Renova to grant the Company a security interest in 19,221,671 of the shares of the Company’s Class A common stock received by Renova in connection with the Renova Transaction. In the event that Renova does not obtain a release of the liens by January 31, 2016, the Company has the right to repay the Renova debt associated with the liens to obtain their release. The Omnibus Agreement also required Renova to deposit $5 million of cash and all dividends payable to Renova for the third and fourth quarters of 2015 on the Company’s Class A common stock received by Renova in connection with the Renova Transaction. These funds may be used by the Company to pay dividends to the holders of its Class A common stock for the third and fourth quarters of 2015. While we expect Renova to obtain the release of the liens before the end of 2015, Renova's ability to do so is beyond our control and it may not obtain such release at the anticipated time.
As a result of the Renova Transaction, Renova is entitled to appoint one director to the Company’s board of directors, and such right will continue so long as Renova holds at least 28% of the Company’s Class A common stock that Renova received in connection with the transaction.

Subsequent Events
FERSA Transaction
On October 7, 2015, the Company completed the acquisition of three Indian wind projects, Bhakrani, Gadag and Hanumanhatti, which represent 101.6 MW of combined generation capacity, from Fersa Energias Renovables, S.A. (“FERSA”), a Spanish wind developer (the “FERSA Transaction”). The aggregate consideration for the FERSA Transaction was approximately $33.4 million in cash which was funded with proceeds from the offering of the Senior Notes. The cash consideration was held in an escrow account at September 30, 2015 and was released to FERSA upon completion of the acquisition. The cash consideration that was held in escrow is reflected as restricted cash on the accompanying condensed consolidated balance sheet. The Company repaid all the project-level indebtedness of these projects in connection with the completion of the FERSA Transaction.
LAP Transaction
On May 19, 2015, SunEdison Holdings Corporation (“Holdings”), the Company’s immediate parent company, entered into an Amended and Restated Share Purchase Agreement (the “Share Purchase Agreement”) with the shareholders of Latin America Power Holding, B.V. (“LAP”), pursuant to which, among other things, Holdings agreed to acquire six operating hydro-electric projects (the “LAP Transaction”) located in Peru with a combined generation capacity of 72.5 MW (the “Peru Projects”). Holdings intended to transfer the Peru Projects to the Company after the closing of the acquisition. Holdings’ obligation to complete the acquisition contemplated by the Share Purchase Agreement was subject to the satisfaction of various closing conditions. In addition, the Share Purchase Agreement provided that subject to certain conditions each party could terminate the agreement if the closing did not occur on or prior to September 30, 2015.
On October 1, 2015, Holdings received a notice from the sellers purporting to terminate the Share Purchase Agreement. Following receipt of such notice, Holdings exercised its right under the Share Purchase Agreement to terminate the agreement based on the failure by the sellers to satisfy certain conditions precedent to closing and the transaction not closing prior to September 30, 2015. As a result of these developments, the Company does not expect that it will acquire the Peru Projects from Holdings. On November 6, 2015, Holdings received a request for arbitration naming Holdings, SunEdison and TerraForm Power, Inc. (“TERP”) as respondents. In the request for arbitration, the claimants allege, among other things, that Holdings breached the Share Purchase Agreement and that SunEdison and TERP breached their respective guaranties and request, among other things, damages in an amount not less than $150 million. Holdings, SunEdison and TERP are in the preliminary stages of reviewing the request for arbitration and, as a result, we are unable to provide reasonable estimates as to any potential liability that any of these parties may have. The Company is not named as a party in the arbitration request and has no contractual obligation with respect to the LAP Transaction. As of the filing of the Company’s prospectus, dated July 31, 2015, the Peru Projects were projected to contribute estimated cash available for distribution (“CAFD”) of approximately $16.0 million and $17.5 million for the twelve months ending June 30, 2016 and the year ending December 31, 2016, respectively. The Company is evaluating options to replace the CAFD projected to be produced by the Peru Projects with alternative projects to be acquired from SunEdison or third parties.
Pending Acquisitions
BioTherm Transaction
                In April 2015, the Company entered into a purchase and sale agreement to acquire a controlling interest in certain operating renewable energy generation assets located in South Africa with a combined generation capacity of 32.6 MW from BTSA Netherlands Cooperatie U.A. (“BioTherm”). The aggregate consideration payable for these three projects is approximately $63.4 million, comprised of approximately $55.2 million in cash and 544,055 shares of the Company’s Class A common stock, which is contractually determined. In addition to the foregoing, the Company has agreed to pay BioTherm approximately $20.5 million in additional cash consideration for certain rights and services, of which $18.0 million was paid in August 2015.
In August 2015, the Company deposited $20.3 million and 544,055 shares of its Class A common stock into an escrow account to be used as purchase consideration for the two solar projects (Aries and Konkoonsies) and paid the full purchase price of $27.3 million in cash for the purchase of the wind project (Klipheuwel). The remaining portion of the consideration payable by the Company for these projects will be paid upon completion of the acquisition. The cash held in escrow is reported as restricted cash, the purchase price for Klipheuwel is reported within other assets on the Company’s balance sheet as of September 30, 2015 and the relating Class A common stock is reported as issued. The completion of the BioTherm transaction remains subject to obtaining consents from the South African Department of Energy and project lenders and is expected to occur before the end of the first quarter in 2016. Prior to the completion of the BioTherm transaction, BioTherm is required to direct payment of all distributions from Klipheuwel to the Company, and the Company and BioTherm are required to jointly direct the release from the escrow to the Company amounts equal to the distributions from the Aries and Konkoonsies projects. As a result of this structure, we anticipate receiving in the first quarter of 2016, and each quarter thereafter, the full cash distributions from these projects. Furthermore, at any time, the Company may direct BioTherm to sell these projects to a third party. In the event that the BioTherm transaction has not closed by February 28, 2017, BioTherm has the option to sell the Aries and Konkoonsies projects to a third party, at which point any remaining funds in the escrow account will be released to BioTherm, and the Company will receive the proceeds from the sale of these projects to a third party.
Solarpack Transaction
In April 2015, the Company entered into a share purchase agreement to acquire certain operating renewable energy generation assets located in Uruguay with a combined generation capacity of 26.4 MW (“the Solarpack Transaction”) from Solarpack Corporación Tecnológica, S.L. (“Solarpack”). The aggregate consideration that will be paid for this acquisition is $35.2 million in cash. The Solarpack Transaction is expected to close by the end of 2015 upon the projects' achievement of commercial operation.
GME Transaction
In June 2015, the Company signed an agreement with the shareholders of Globeleq Mesoamérica Energy (Wind) Limited (“GME”) to acquire four operating wind projects and an operating solar project in Honduras, Costa Rica and Nicaragua representing a combined generation capacity of 326.0 MW (the “GME Projects”), as well as GME’s wind and solar development platform. The consummation of the transaction is subject to various conditions, including obtaining consents from the project lenders. The Company is working with GME, SunEdison, the project lenders and others to satisfy the closing conditions and currently anticipate that the transaction will close by the end of 2015. However, various of the closing conditions are beyond our control and the transaction may not close at the time and on the terms anticipated. The aggregate consideration payable by us to GME is comprised of $337.9 million in cash and 701,754 shares of the Company’s Class A common stock, plus interest of 15% per annum on the purchase price accruing from October 1, 2015. Immediately following the acquisition of GME by the Company, the Company expects to sell GME’s development platform to SunEdison. In addition, shortly following the completion of the GME acquisition, the Company expects to pay $46.9 million to SunEdison for the Choluteca project upon the closing of a separate purchase agreement between SunEdison and GME, subject to a potential downward adjustment based on the actual tariff rates awarded to the project.

Our Portfolio
The following table lists the renewable energy facilities that comprise the Company’s portfolio included in the accompanying unaudited condensed consolidated financial statements as of September 30, 2015 as well as additional facilities expected to be transferred from SunEdison to the Company in future periods:

Plant Name	Commercial Operation Date (1)	Country	Type	Net Plant Capacity, in MW (2)	Total Plant Capacity in MW (3)
Operating Plants:
Salvador (4)	Q3 2012	Brazil	Wind	195.2	195.2
Bahia (4)	Q3 2012	Brazil	Wind	99.2	99.2
SE 25	Q1 2012	India	Solar	25.0	25.0
NSM 24	Q1 2013	India	Solar	23.9	23.9
NSM Suryalabh	Q1 2015	India	Solar	19.1	39.0
NSM Sitara	Q1 2015	India	Solar	15.2	31.0
NSM L’Volta	Q1 2015	India	Solar	12.7	25.9
Focal	Q2 2015	India	Solar	11.3	23.1
Brakes	Q4 2014	India	Solar	7.5	7.7
Millennium	Q1 2012	India	Solar	6.9	9.3
Raj 5	Q4 2011	India	Solar	5.0	5.0
ESP Urja	Q4 2011	India	Solar	3.7	5.0
Azure	Q4 2011	India	Solar	3.7	5.0
Hercules	Q3 2008 & Q3 2011	China	Wind	148.5	148.5
Dunhuang	Q4 2012	China	Solar	18.0	18.0
Boshof	Q4 2014	South Africa	Solar	33.6	65.9
Witkop (4)	Q3 2014	South Africa	Solar	16.8	32.9
Soutpan (4)	Q3 2014	South Africa	Solar	15.8	31.0
Silverstar Pavilion	Q4 2013	Malaysia	Solar	5.1	10.0
Fortune 11	Q4 2013	Malaysia	Solar	4.8	5.1
Corporate Season	Q4 2013	Malaysia	Solar	2.5	4.0
PP Solar	Q1 2015	Thailand	Solar	3.6	3.6
Total projects included in the condensed consolidated financial statements				677.1	813.3
Plants Under Construction:
Bora Bora	Q1 2016	India	Wind	17.8	24.1
El Naranjal	Q2 2016	Uruguay	Solar	57.4	57.4
Del Litoral	Q1 2016	Uruguay	Solar	17.4	17.4
NPS Star	Q1 2016	Thailand	Solar	17.9	17.9
WXA	Q1 2016	Thailand	Solar	17.9	17.9
Total projects excluded from the condensed consolidated financial statements (5)				128.4	134.7
Total projects				805.5	948.0
(1) Represents the calendar quarter of actual commercial operation date.
(2) Net plant capacity represents the maximum generating capacity at standard test conditions of a facility multiplied by the Company's percentage of economic ownership in the facility after taking into account any redeemable preference shares and shareholder loans that the Company holds.
(3) Total plant capacity represents the maximum generating capacity at standard test conditions of a facility after taking into account any redeemable preference shares and shareholder loans that the Company holds.
(4) Acquired from third parties during the three months ending September 30, 2015.
(5) These projects are subject to the Project Investment Agreement, which provides that SunEdison will contribute such projects (or substitute projects) to Company for no additional consideration upon such projects reaching commercial operation date ("COD").

IPO Portfolio Projects Under Construction
Certain of the projects included in our initial portfolio described in the Registration Statement (the “IPO Portfolio”) are still under construction and have not been transferred by SunEdison to the Company or acquired from third parties.
Specifically, our IPO Portfolio includes five projects representing an aggregate of 128.4 MW to be contributed to us by SunEdison that have not achieved their COD. Under the Project Investment Agreement, the deadline for SunEdison contributing these projects to us is December 31, 2015. In the event that a specified project cannot be contributed by the deadline, SunEdison has a right to contribute a substitute project or projects so long as the aggregate projected cash available for distribution ("CAFD") of all projects contributed or scheduled to be contributed pursuant to the Project Investment Agreement equals or exceeds the CAFD threshold provided for in the agreement. With the exception of El Naranjal, which is expected to reach COD before the end of the second quarter of 2016, each of these projects is expected to reach COD by the end of the first quarter of 2016.
The IPO Portfolio also included three projects (Choluteca, Alto Cielo and Orosi) representing an aggregate of 158.4 MW that are part of pending acquisitions which have not achieved COD. Each of these projects is expected to achieve COD and be acquired by the end of the fourth quarter of 2015.
In addition, a portion of our 82.0 MW solar project located in Honduras (Choluteca) has not yet been deemed to have been connected to a transmission network by the end of July 2015, thus the tariff payable under the PPA associated with 23.0 MW of the project may be decreased by approximately 24% over the term of the PPA. In the event the tariff is reduced as a result of not being deemed to have been connected by the end of July 2015, the purchase price to be paid by the Company for the project will be reduced to reflect such lost revenue.
Call Right Projects
The following table summarizes the Call Right Projects that are identified pursuant to the Support Agreement as of September 30, 2015:

Facility Type / Location	Nameplate Capacity (MW)		Number of Sites
SunEdison Call Rights
Solar:
Brazil	45.0		1
China	68.0		2
India	625.0		21
SE Asia	65.0		8
South Africa	274.0		6
Total Solar	1,077.0	—	38
Wind:
Brazil	2,614.0		11
Latin America Excluding Brazil	80.0		1
Total Wind	2,694.0	—	12
Total Sponsor Call Rights Projects	3,771.0		50

Third Party Call Rights
Wind:
China	284.0		10
Total Call Rights Projects as of September 30, 2015	4,055.0	—	60
At the time of the completion of the IPO, we executed the Support Agreement with SunEdison pursuant to which, among other things, it granted us call rights with respect to projects identified therein that had an aggregate net capacity of 1.6 GW. At that time, SunEdison had pending agreements with third-party developers to acquire clean energy projects that had an aggregate capacity of 3.2 GW, which were, or were expected to be, added to the call rights list under the Support Agreement in expectation of or upon completion of such acquisition by SunEdison. In addition, we had executed call right agreements with seven third-party developers pursuant to which we had the rights to purchase, at our election, a total of 43 projects in China with an aggregate capacity of 1.6 GW.
As of September 30, 2015, the SunEdison call right projects, including those subject to pending acquisitions, had an aggregate capacity of 3.8 GW, which reflected, among other things, the termination of SunEdison’s purchase agreement relating to Continuum Wind Energy in India with an aggregate capacity of 412.5 MW and the removal of certain other projects by SunEdison in accordance with the terms of the Support Agreement. In addition, the call rights agreements with respect to 1.3 GW of projects with third-party developers in China expired or were terminated in accordance with their terms. As of September 30, 2015, the call right projects that are specifically identified pursuant to the Support Agreement have a total nameplate capacity of approximately 1.1 GW. Furthermore, taking into consideration various factors, including the Company’s ability to access capital markets in the current market conditions, the Company expects to waive its call rights with respect to certain projects subject to the review and approval of the Company’s Conflicts Committee. Pursuant to the Support Agreement, SunEdison remains obligated to provide other projects that satisfy $1.4 billion of CAFD over the course of the term of the Support Agreement.
The SunEdison call rights projects include twelve Brazilian wind and hydro-electric projects representing an aggregate capacity of 2.7 GW (the “Renova Backlog Projects”) that SunEdison has agreed to acquire from Renova between 2016 and 2020. The Renova Backlog Projects are in various stages of planning, development and operation, and SunEdison’s obligation to acquire such projects is subject to significant conditions, along with satisfactory due diligence, receipt of regulatory approvals and certain third party consents, and each project must also meet certain technical and operational requirements. In addition, the SunEdison purchase agreement relating to the Renova Backlog Projects is subject to termination in the event that SunEdison does not complete the acquisition of the ownership interest of Light Energia S.A. (“Light”), in Renova, which represents approximately 15.87% of the outstanding shares of Renova, pursuant to a securities purchase agreement (the “Light Purchase Agreement”) it entered into on July 15, 2015. The purchase price for SunEdison's acquisition of an ownership interest in Renova is $250 million, which is payable in shares of SunEdison common stock. The Light Purchase Agreement is subject to certain closing conditions, including the receipt of Brazilian regulatory approvals and completion of the ESPRA acquisition by the Company. We can give no assurances that the conditions to closing the Light Purchase Agreement or the purchase of the Renova Backlog Projects will be met, and as a result, the Company may not have the right to acquire the Renova Backlog Projects from SunEdison. SunEdison’s ability to consummate acquisitions with third parties may impact our ability to exercise call rights from SunEdison, including under the Support Agreement.
Factors that Significantly Affect our Results of Operations and Business
Management expects the following factors will affect the Company's results of operations:
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
Project operations and generation
The Company's revenue is primarily a function of the volume of electricity generated and sold by its projects. The initial portfolio of power generation assets is generally contracted under long-term PPAs with creditworthy counterparties. As of September 30, 2015, the weighted average remaining life of our PPAs was 19 years. In most instances, pricing of the electricity sold under these PPAs is contracted for the duration of the contract. Management also expects that certain of our PPAs will have price escalators based on an index (such as the consumer price index) or other rates specified in the applicable PPA.
Management defines “project availability” as the actual amount of time a power generation asset is available to produce electricity divided by the amount of time during the defined measurement period, after excluding the duration of events such as anticipated maintenance and interconnection interruptions. The Company's ability to generate electricity in an efficient and cost-effective manner is impacted by its ability to maintain and utilize the electrical generation capacity of its projects. The volume of electricity generated and sold by the Company's projects during a particular period is also impacted by the number of projects that have commenced commercial operations, scheduled and unexpected repair and maintenance required to keep the projects operational and other factors. Equipment performance often represents the primary factor affecting the Company’s operating results because equipment downtime impacts the volume of the electricity that is able to generate from its projects. The volume of electricity generated and sold by the Company’s projects will be negatively impacted if any projects experience higher than normal downtime as a result of equipment failures, electrical grid disruption or curtailment, weather disruptions, short to medium term weather variations from long-term averages or other events beyond management’s control.
Generally, over longer time periods, management expects the Company’s portfolio to exhibit less variability in generation compared to shorter periods. It is likely that the Company will experience more generation variability in monthly or quarterly production than it does for annual production. As a result, periodic cash flows and payout ratios will reflect more variability during periods shorter than a year. While the Company intends to reserve a portion of its cash available for distribution and maintain a revolving credit facility in order to, among other things, facilitate the payment of dividends to its stockholders, unpredicted variability in generation could result in variability of dividend payments to the extent the Company lacks sufficient reserves and liquidity.
The Company uses reliable and proven solar panels, inverters and other equipment for each of its solar projects and quality wind turbines, water turbines and other system components for each of its wind projects. Management believes this significantly reduces the probability of unexpected equipment failures. Additionally, through the Management Services Agreement with SunEdison, one of the world's largest solar and wind energy developers and operators, the Company has access to significant resources to support the maintenance and operation of the Company’s business. Management believes our relationship with SunEdison provides the Company with the opportunity to benefit from SunEdison’s expertise in solar and wind technology, project development, finance and management and operations.
Project acquisitions
The Company’s ability to execute its growth strategy is dependent on its ability to acquire additional clean power generation assets from SunEdison and unaffiliated third parties. Management is focused on acquiring long-term contracted clean power generation assets with proven technologies, low operating risks and stable cash flows in geographically diverse locations with growing demand and stable legal and political systems. Over the long-term, management expects to have the opportunity to increase the Company’s cash available for distribution and, in turn, quarterly dividend per share by acquiring additional assets from SunEdison, including those available to the Company under the Support Agreement, and from third parties. However, current capital market conditions may limit our ability to increase cash available for distribution by acquiring generation assets in the near term, see "Risk Factors - Current Market Conditions have Increased Certain of the Risks We Face."
Seasonality
The amount of electricity that the Company’s solar power generation assets produce is dependent in part on the amount of sunlight, or irradiation, where the assets are located. Because shorter daylight hours in winter months result in less irradiation, the generation of particular assets will vary depending on the season and year. Additionally, the plant load factor of wind energy generators and the amount of electricity generated by, and the profitability of, wind projects depend on meteorological conditions, particularly wind conditions, which can vary across seasons and years. The wind energy generators work only when wind speeds exceed certain thresholds and if wind speeds are insufficient, the electricity output from these wind farms will decrease or cease.
To the extent more of our solar power generation assets are located in the northern or southern hemisphere, overall generation of our entire asset portfolio could be impacted by seasonality. While seasonal variability is expected to occur, aggregate seasonal variability is expected to decrease if geographic diversity of the Company’s portfolio between the northern and southern hemisphere increases.
Location of power generation assets/tax repatriation
While the Company will be a U.S. taxpayer, substantially all of its assets are located in foreign tax jurisdictions, and management expects that the Company will acquire additional power generation assets in foreign tax jurisdictions in the future. Changes in tax rates and the application of foreign tax withholding requirements in foreign jurisdictions where the Company owns power generation assets will impact the contribution from such assets to cash available for distribution. In order to minimize withholdings at the project level, cash from profits may be maintained at the local legal entity level for future acquisitions. Intercompany loans may be structured at the parent level to allow for the efficient flow of cash and to fund the dividend requirements.
Cash distribution restrictions
In many cases, the Company obtains project-level financing for its clean power generation assets. These project financing arrangements typically restrict the ability of the Company’s project subsidiaries to distribute funds unless specific financial thresholds are satisfied on specified dates. Although the calculation of CAFD reflects the cash generated by such project subsidiaries, the Company may not have sufficient liquidity to make corresponding distributions until the cash is actually distributed and/or such financial thresholds are satisfied. As a result, Global LLC may incur borrowings under the Revolver to fund dividends or increase reserves for the prudent conduct of the Company’s business.
Foreign exchange
The Company’s operating results are reported in U.S. dollars. However, most of its project-level revenues and expenses are generated in currencies other than U.S. dollars (including Brazilian Real, Chinese Yuan Renminbi, Indian Rupee, Malaysian Ringgit, South African Rand, and Thai Baht). As a result, the Company’s revenues and expenses are exposed to foreign exchange fluctuations in local currencies where its clean power generation assets are located. In certain instances, the Company uses currency forward contracts to minimize the impact of foreign currency fluctuations on our operating results and our investments. Management may use other derivative financial instruments, such as purchasing currency options, to minimize the Company’s net exposure to currency fluctuations. Following the IPO, management entered into currency forward contracts for approximately 3-years to mitigate the Company’s risk exposure to currency fluctuations with regard to projected CAFD. In addition, management entered into currency forward contracts for investments that include the planned acquisitions and the repayment of project debt as specified in the Registration Statement. Net gains or net losses associated with these currency forward contracts have offsetting reductions or increases to CAFD and the investments. To the extent that significant debt is denominated in currencies other than local currency, the Company may limit its currency risk with respect to project-level long-term debt by entering into fixed currency rate swap agreements that limit foreign exchange exposure.
Interest rates
As of September 30, 2015, a significant portion of the Company’s long-term debt was borrowed at variable interest rates. In the future, management expects a substantial amount of the corporate and project-level capital structure will also be financed with variable rate debt or similar arrangements. Management also expects that debt will be refinanced from time to time. If the Company incurs variable rate debt or refinances its fixed rate debt, changes in interest rates could have an adverse effect on the Company’s cost of capital. To limit our interest rate risk with respect to project-level long-term variable rate debt, the Company has entered into interest rate swap agreements. Although we intend to use hedging strategies to mitigate our exposure to interest rate fluctuations, we may not hedge all of our interest rate risk and, to the extent we enter into interest rate hedges, our hedges may not necessarily have the same duration as the associated indebtedness. Our exposure to interest rate fluctuations will depend on the amount of indebtedness that bears interest at variable rates, the time at which the interest rate is adjusted, the amount of the adjustment, our ability to prepay or refinance variable rate indebtedness when fixed rate debt matures and needs to be refinanced and hedging strategies we may use to reduce the impact of any increases in rates.

Government incentives
Each of the markets in which the Company expects to operate has established various incentives and financial mechanisms to support reimbursements of the cost of and accelerate the adoption of renewable energy. These incentives help catalyze private sector investments in renewable energy and efficiency measures. Such incentives are generally in the form of feed-in tariffs and other programs designed to facilitate the development, financing and operation of renewable energy projects, including solar and wind energy. The incentives are aimed at reducing the development costs of renewable energy projects or providing favorable contract prices for such renewable energy. The Company's operations benefit from these government incentives, and any adverse change or termination of these incentives would have a material adverse effect on its business, financial condition, results of operations and cash flows. In addition, a loss or reduction in such incentives may decrease the attractiveness of renewable energy projects to developers, including SunEdison, which could reduce the Company’s acquisition opportunities.
Key Metrics
Operating Metrics
Nameplate megawatt capacity
The Company measures the electricity-generating production capacity of its power generation assets in net megawatt capacity (measured in direct current, or “DC,” with respect to solar generation assets, and alternating current, or “AC,” with respect to wind and hydro-electric generation assets). Net megawatt capacity, or net capacity, represents the rated generation capacity at standard test conditions of a project multiplied by the Company’s percentage of economic ownership of such project as of the relevant date. Rated capacity is the expected maximum output a power generation system can produce without exceeding its design limits. The size of the Company’s power generation assets varies significantly among the assets comprising the portfolio. Management believes the aggregate net megawatt capacity of the Company’s portfolio is indicative of the overall production capacity and period-to-period comparisons of net megawatt capacity are indicative of the growth rate of the Company’s business.
Project availability
Project availability refers to the actual amount of time a power generation asset is available to produce electricity divided by the amount of time during the defined measurement period, after excluding the duration of events, such as anticipated maintenance and interconnection interruptions. Management tracks project availability as a measure of the operational efficiency of the Company’s business.
Megawatt-hour generation
Megawatt-hour generation refers to the actual amount of electricity a power generator produces over a specific period of time. Management tracks the aggregate generation of the Company’s power generation assets as it is indicative of the periodic production of its business operations.
Megawatt-hours sold
Megawatt-hours sold refers to the actual volume of electricity generated and sold by the Company’s projects during a particular period. Management tracks megawatt-hours sold as an indicator of the ability to recognize revenue from the generation of electricity at the Company’s projects.
Financial Metrics
Adjusted EBITDA
We believe Adjusted EBITDA is useful to investors in evaluating our operating performance because securities analysts and other interested parties use such calculations as a measure of financial performance and debt service capabilities. In addition, Adjusted EBITDA is used by our management for internal planning purposes, including for certain aspects of our consolidated operating budget and capital expenditures.
We define Adjusted EBITDA as net income (loss) plus depreciation, amortization and accretion, interest expense, unrealized (gains) losses on interest rate swaps, income tax (benefits) expense and stock compensation expense after eliminating the impact of non-recurring items and other factors that we do not consider indicative of future operating performance. Our definitions and calculations of these items may not necessarily be the same as those used by other companies.

Adjusted EBITDA is not a measure of liquidity or profitability and should not be considered as an alternative to net income, operating income, net cash provided by operating activities or any other measure determined in accordance with U.S. GAAP.
The following table presents a reconciliation of net loss to Adjusted EBITDA for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2015	2014	2015	2014
Net loss	$(82,909)	$(1,539)	$(116,813)	$(3,340)
Add:
Interest expense, net	39,580	5,699	84,587	13,938
Income tax expense	(18)	184	432	448
Depreciation, accretion and amortization	6,756	1,710	12,827	4,958
General and administrative - affiliate (c)	6,335	1,645	13,154	9,090
Stock-based compensation	78	—	78	—
Acquisition, formation and related costs (b)	14,829	—	28,512	—
Loss (gain) on foreign currency exchange	35,051	(476)	28,077	(3,211)
Loss on extinguishment of debt	551	—	1,770	—
Gain on previously held equity investment	—	—	(1,426)	—
Other (income) expenses, net	3,385	(722)	3,068	(860)
Adjusted EBITDA (a)	$23,638	$6,501	$54,266	$21,023

(a)	Adjusted EBITDA is a non-GAAP measure. You should not consider this measure as an alternative to net income (loss), determined in accordance with GAAP.

(b)
Category represents transaction related costs, including affiliate acquisition costs, associated with the acquisitions; and non-recurring professional fees for legal, tax and accounting services incurred in connection with the IPO completed during the three and nine months ended September 30, 2015.

(c)
Represents the non-cash allocation of SunEdison's corporate overhead. In conjunction with the closing of the IPO on August 5, 2015, we entered into the MSA with SunEdison, pursuant to which SunEdison provides or arranges for other service providers to provide management and administrative services to us. No cash consideration was paid to SunEdison for these services for the three and nine months ended September 30, 2015.

Cash Available for Distribution
We believe cash available for distribution is useful to investors in evaluating our operating performance because securities analysts and other interested parties use such calculations as a measure of financial performance and liquidity. In addition, cash available for distribution is used by our management team for internal planning purposes. However, cash available for distribution is a non-GAAP measure and should not be considered an alternative to net (loss) income, net cash provided by (used in) operating activities or any other liquidity measure determined in accordance with GAAP, nor is it indicative of funds available to fund our cash needs. In addition, our calculation of cash available for distribution is not necessarily comparable to cash available for distribution as calculated by other companies. Investors should not rely on these measures as a substitute for any GAAP measure, including net income (loss) and net cash provided by (used in) operating activities.
We define cash available for distribution (“CAFD”) as net cash provided by (used in) operating activities of Global LLC (i) plus or minus changes in operating assets and liabilities as reflected on our statements of cash flows, (ii) minus deposits into (or plus withdrawals from) restricted cash accounts required by project financing arrangements to the extent they decrease (or increase) cash provided by operating activities, (iii) minus cash distributions paid to non-controlling interests in our projects, if any, (iv) minus scheduled project-level and other debt service payments in accordance with the related borrowing arrangements, to the extent they are paid from operating cash flows during a period, (v) minus non-expansionary capital expenditures, if any, to the extent they are paid from operating cash flows during a period, (vi) plus cash contributions from our Sponsor pursuant to the Interest Payment Agreement, (vii) plus or minus operating items as necessary to present the cash flows we deem representative of our core business operations, with the approval of our audit committee. Our intention is to cause Global LLC to distribute a portion of the cash available for distribution generated by our project portfolio as distributions each quarter, after appropriate reserves for our working capital needs and the prudent conduct of our business.

The following table presents a reconciliation of cash flows from operating activities to CAFD for the three months ended September 30, 2015:

(In thousands)	Three Months Ended September 30, 2015
Adjustments to reconcile net cash provided by operating activities to cash available for distribution:
Net cash used in operating activities	$(29,523)
Changes in operating assets and liabilities	(27,199)
Deposits (into) or withdrawals from restricted cash accounts	16,654
Cash distributions to non-controlling interests	—
Scheduled project-level and other debt service and repayments	(1,841)
Non-expansionary capital expenditures	(224)
Other:
Acquisitions and formation related costs	14,829
Change in accrued interest	23,497
General and administrative - affiliate (c)	6,335
Economic ownership adjustment (b)	4,005
Settlement on foreign currency exchange (d)	23,228
Other items	(5,642)
Estimated cash available for distribution by Global LLC (a)	$24,119

(a)	Cash available for distribution is a non-GAAP measure. You should not consider this measure as an alternative to net cash provided by operating activities, determined in accordance with GAAP.

(b)	Represents economic ownership of certain acquired operating assets which accrued to TerraForm Global prior to the acquisition close date.

(c)
Item represents the non-cash allocation of SunEdison's corporate overhead. In conjunction with the closing of the IPO on August 5, 2015, we entered into the MSA with SunEdison, pursuant to which SunEdison provides or arranges for other service providers to provide management and administrative services to us. No cash consideration was paid to SunEdison for these services for the three months ended September 30, 2015.

(d)	Items represent settled foreign exchange contracts related to acquisitions and project level debt repayments.

Consolidated Results of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2015	2014	2015	2014
Operating revenues, net	$29,373	$7,446	$72,860	$25,550
Operating costs and expenses:
Cost of operations	2,995	175	6,104	1,802
Cost of operations - affiliate	2,417	770	4,750	2,266
General and administrative	401	—	7,818	459
General and administrative - affiliate	6,335	1,645	13,154	9,090
Acquisition, formation and related costs	14,829	—	28,512	—
Depreciation, accretion and amortization	6,756	1,710	12,827	4,958
Total operating costs and expenses	33,733	4,300	73,165	18,575
Operating (loss) income	(4,360)	3,146	(305)	6,975
Other expense (income):
Loss on extinguishment of debt	551	—	1,770	—
Interest expense, net	39,580	5,699	84,587	13,938
Gain on previously held equity investment	—	—	(1,426)	—
Loss (gain) on foreign currency exchange	35,051	(476)	28,077	(3,211)
Other expense (income), net	3,385	(722)	3,068	(860)
Total other expenses, net	78,567	4,501	116,076	9,867
Loss before income tax benefit	(82,927)	(1,355)	(116,381)	(2,892)
Income tax (benefit) expense	(18)	184	432	448
Net loss	(82,909)	$(1,539)	(116,813)	$(3,340)
Less: Predecessor loss prior to initial public offering on August 5, 2015	(5,449)		(39,353)
Net loss subsequent to initial public offering	(77,460)		(77,460)
Less: Net loss attributed to non-controlling interest	(29,387)		(29,387)
Net loss attributed to Class A common stockholders	$(48,073)		$(48,073)
Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014
Operating Revenues, net
Operating revenues, net for the three-month periods ended September 30, 2015 and 2014 were as follows:

	Three Months Ended September 30,
(In thousands, other than MW and GwH data)	2015	2014	Change
Operating revenues, net:
Wind	$6,050	$—	$6,050
Solar	23,323	7,446	15,877
Total	$29,373	$7,446	$21,927
Net megawatt capacity (MW)(1)(2)	677.1	74.7	602.4
GwH sold	246.6	96.8	149.8
(1) Operational at end of period.
(2) Net capacity represents the maximum generating capacity at standard test conditions of a facility multiplied by our percentage of economic ownership of that facility.

Operating revenues, net increased by $21.9 million during the three months ended September 30, 2015, compared to the same period in 2014, due to:

(In thousands)	Solar	Wind	Total
Increase in energy revenues from projects achieving commercial operations	$10,601	$—	$10,601
Increase in energy revenues from acquisitions of operating renewable energy facilities from third parties	5,652	6,047	11,699
Existing renewable energy facility energy revenue	(373)	—	(373)
Cost of Operations
Cost of operations for the three months ended September 30, 2015 and 2014 were as follows:

	Three Months Ended September 30,
(In thousands)	2015	2014	Change
Cost of operations	$2,995	$175	$2,820
Cost of operations - affiliate	2,417	770	1,647
Total cost of operations	$5,412	$945	$4,467
Cost of operations increased $2.8 million during the three months ended September 30, 2015, compared to the same period in 2014, due to:

(In thousands)	Solar	Wind	Total
Increase in cost of operations relating to projects achieving commercial operations	$3	$—	$3
Increase in cost of operations relating to acquisitions of operating renewable energy facilities from third parties	505	1,784	2,289
Existing renewable energy facility cost of operations	528	—	528
Cost of operations - affiliate increased $1.6 million during the three months ended September 30, 2015, compared to the same period in 2014, due to:

(In thousands)	Solar	Wind	Total
Increase in cost of operations - affiliate relating to projects achieving commercial operations	$846	$—	$846
Increase in cost of operations from acquisitions - affiliate of operating renewable energy facilities relating to third parties	102	1,061	1,163
Existing renewable energy facility cost of operations - affiliate	(362)	—	(362)
General and Administrative Expense
General and administrative expense for the three months ended September 30, 2015 and 2014 were as follows:

	Three Months Ended September 30,
(In thousands)	2015	2014	Change
General and administrative	$401	$—	$401
General and administrative - affiliate	6,335	1,645	4,690
Total general and administrative expense	$6,736	$1,645	$5,091
General and administrative expense increased by $0.4 million for the three months ended September 30, 2015 compared to the three months ended September 30, 2014, and general and administrative - affiliate expense increased by $4.7 million for the three months ended September 30, 2015 compared to the three months ended September 30, 2014 due to:

(In thousands)	General and administrative	General and administrative - affiliate
Increased project-level costs related to acquiring more renewable energy facilities	$461	$—
Increased project-level costs related to renewable energy facilities existing and achieving commercial operations	(60)
Increased corporate costs due to growth and additional costs related to being a public company	—	4,690
Total change	$401	$4,690
Acquisition, Formation and Related Costs
Acquisition, formation and related costs totaled $14.8 million for the three months ended September 30, 2015. These costs were related to the IPO and formation and acquisition costs associated with the Hercules, NSM 24, and Renova acquisitions and the acquisitions pending completion as of September 30, 2015. There were no such costs incurred during the three months ended September 30, 2014.
Depreciation, Accretion and Amortization
Depreciation, accretion and amortization expense increased from $1.7 million for the three months ended September 30, 2014 to $6.8 million in the three months ended September 30, 2015 due to projects achieving commercial operations and additional projects acquired over prior year.
Loss on Extinguishment of Debt, net
A loss on the extinguishment of debt of $0.6 million was recognized for the three months ended September 30, 2015, primarily due to the prepayment and termination of project-level indebtedness related to several projects. There were no extinguishments of debt during the three months ended September 30, 2014.
Interest Expense, net
Interest expense was $39.6 million and $5.7 million for the three months ended September 30, 2015 and 2014, respectively, an increase of $33.9 million. The increase was primarily due to interest and amortization of deferred financing costs under our Bridge Facility which was drawn in December 2014 and outstanding all of the second quarter of 2015, in addition to increases in term debt as solar energy systems were constructed.

	Three Months Ended September 30,
(In thousands)	2015	2014	Change
Corporate-level	$25,375	$—	$25,375
Project-level:
Solar	13,077	5,699	7,378
Wind	1,128	—	1,128
Total interest expense, net	$39,580	$5,699	$33,881
Loss on Foreign Currency Exchange
Net loss on foreign currency exchange was $35.1 million for the three months ended September 30, 2015 versus a gain of $0.5 million for the three months ended September 30, 2014, an increase of $35.6 million. On our foreign currency forward contracts entered into for hedging, we recorded a net loss of $37.6 million for the three months ended September 30, 2015, which was comprised of $66.0 million net loss from forward contracts related to investments in projects and $28.4 million net gain associated with cash generated by project subsidiaries. The foreign currency net loss relating to investments in projects is partially offset by the lower cost associated with the certain acquisitions and debt extinguishment. The fair values of our outstanding foreign currency forward contracts were a net loss of $15.9 million as of September 30, 2015. We realized a net loss of $21.7 million for our foreign currency forward contracts that matured on September 30, 2015. The foreign currency net gain of $28.4 million associated with the sale of current period and future cash flows were a result of devaluation in the Brazilian Real, Chinese Yuan Renminbi, Indian Rupee, Malaysian Ringgit, South African Rand, and Thai Baht as compared to the U.S. Dollar. The foreign currency net loss of $66.0 million that hedge the purchase of foreign currencies for investments in acquisitions and debt extinguishments were a result of devaluation in the Brazilian Real, Chinese Yuan Renminbi, Indian Rupee, Malaysian Ringgit, South African Rand, and Thai Baht as compared to the U.S. Dollar during the current quarter.

Other (Income) Expense, net
Other (income) expense, net was not material for the three months ended September 30, 2015.
Income Tax (Benefit)
The income tax expense was $0.2 million for the three months ended September 30, 2014, compared to an immaterial income tax benefit for the three months ended September 30, 2015. For the three months ended September 30, 2015, the overall effective tax rate was different than the statutory rate of 35.0% primarily due to the release of a valuation allowance on certain tax benefits attributed to foreign jurisdictions and to tax holiday benefits in foreign jurisdictions.
Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014
Operating Revenues, net
Operating revenues, net for the nine-month periods ended September 30, 2015 and 2014, was as follows:

	Nine Months Ended September 30,
(In thousands, other than MW and GwH data)	2015	2014	Change
Operating revenues, net:
Wind	$11,118	$—	$11,118
Solar	61,742	25,550	36,192
Total	$72,860	$25,550	$47,310
Net megawatt capacity (MW)(1)(2)	677.1	74.7	602.4
GwH sold	643.4	340.6	302.8
(1) Operational at end of period.
(2) Net capacity represents the maximum generating capacity at standard test conditions of a facility multiplied by our percentage of economic ownership of that facility.
Operating revenues, net increased by $47.3 million during the nine months ended September 30, 2015, compared to the same period in 2014, due to:

(In thousands)	Solar	Wind	Total
Increase in energy revenues from projects achieving commercial operations	$31,759	$—	$31,759
Increase in energy revenues from acquisitions of operating renewable energy facilities from third parties	5,977	9,711	15,688
Existing renewable energy facility energy revenue	(137)	—	(137)
Cost of Operations
Cost of operations for the nine months ended September 30, 2015 and 2014 were as follows:

	Nine Months Ended September 30,
(In thousands)	2015	2014	Change
Cost of operations	$6,104	$1,802	$4,302
Cost of operations - affiliate	4,750	2,266	2,484
Total cost of operations	$10,854	$4,068	$6,786

Cost of operations increased $4.3 million during the nine months ended September 30, 2015, compared to the same period in 2014, due to:

(In thousands)	Solar	Wind	Total
Increase in cost of operations relating to projects achieving commercial operations	$2,191	$—	$2,191
Increase in cost of operations relating to acquisitions of operating renewable energy facilities from third parties	508	2,308	2,816
Existing renewable energy facility cost of operations	(705)	—	(705)
Cost of operations - affiliate increased $2.5 million during the nine months ended September 30, 2015, compared to the same period in 2014, due to:

(In thousands)	Solar	Wind	Total
Increase in cost of operations - affiliate relating to projects achieving commercial operations	$611	$—	$611
Increase in cost of operations from acquisitions - affiliate of operating renewable energy facilities relating to third parties	124	3,657	3,781
Existing renewable energy facility cost of operations - affiliate	(1,908)	—	(1,908)
General and Administrative Expense
General and administrative expense for the nine months ended September 30, 2015 and 2014 were as follows:

	Nine Months Ended September 30,
(In thousands)	2015	2014	Change
General and administrative	$7,818	$459	$7,359
General and administrative - affiliate	13,154	9,090	4,064
Total general and administrative expense	$20,972	$9,549	$11,423
General and administrative expense increased by $7.4 million compared to the three months ended September 30, 2014, and general and administrative - affiliate expense increased by $4.1 million compared to the nine months ended September 30, 2014 due to:

(In thousands)	General and administrative	General and administrative - affiliate
Increased project-level costs related to acquiring more renewable energy facilities	$3,969	$—
Increased project-level costs related to renewable energy facilities existing and achieving commercial operations	3,390	—
Increased corporate costs due to growth and additional costs related to being a public company	—	4,064
Total change	$7,359	$4,064
Acquisition and Related Costs
Acquisition, formation and related expenses totaled $28.5 million for the nine months ended September 30, 2015. These costs were related to the IPO and formation and acquisition costs associated with the Hercules and NSM 24 acquisitions and the acquisitions that are pending completion. There were no such costs incurred during the nine months ended September 30, 2014.

Depreciation, Accretion and Amortization
Depreciation, accretion and amortization expense increased by $7.9 million in the nine months ended September 30, 2014, to $12.8 million in the nine months ended September 30, 2015 due to projects achieving commercial operations and additional projects acquired over prior year.
Loss on Extinguishment of Debt, net
A loss on the extinguishment of debt of $1.8 million was recognized for the nine months ended September 30, 2015, primarily due to the prepayment and termination of a solar energy term loan and related interest rate swap, and the prepayment of a portion of our Bridge Facility during the second quarter of 2015. There were no extinguishments of debt during the nine months ended September 30, 2014.
Interest Expense, net
Interest expense was $84.6 million and $13.9 million for the nine months ended September 30, 2015 and 2014, respectively, an increase of $70.7 million. The increase was primarily due to interest and amortization of deferred financing costs under our Bridge Facility which was drawn in December 2014 and repaid on August 5, 2015, in addition to increases in term debt as solar energy systems were constructed.

	Nine Months Ended September 30,
(In thousands)	2015	2014	Change
Corporate-level	$47,517	$—	$47,517
Project-level:
Solar	35,216	13,938	21,278
Wind	1,854	—	1,854
Total interest expense, net	$84,587	$13,938	$70,649
Gain on Previously Held Equity Investment
A gain on previously held equity investments was recognized in the amount of $1.4 million for the nine months ended September 30, 2015 as a result of the remeasurement of the previously held 49.0% equity interest in NSM 24 to fair value upon the Company’s acquisition of the remaining 51.0%. No such gains were recognized in the comparable previous period.
Loss on Foreign Currency Exchange
Loss on foreign currency exchange was $28.1 million for the nine months ended September 30, 2015 versus a gain of$3.2 million for the nine months ended September 30, 2014, an increase of $31.2 million. We recorded a net loss of $37.6 million on our foreign currency forward contracts entered into for hedging for the nine months ended September 30, 2015, which was comprised of $66.0 million net loss from forward contracts related to investments in projects and $28.4 million net gain associated with cash generated by project subsidiaries. The foreign currency net loss relating to investments in projects is partially offset by the lower cost associated with certain acquisitions and debt extinguishments. The fair values of our outstanding foreign currency forward contracts were valuated as a net loss of $15.9 million as of September 30, 2015. We realized a net loss of $21.7 million on our foreign currency forward contracts that matured on September 30, 2015. The foreign currency net gain of $28.4 million associated with the sale of current period and future cash flows was a result of devaluation in the Brazilian Real, Chinese Yuan Renminbi, Indian Rupee, Malaysian Ringgit, South African Rand, and Thai Baht as compared to the U.S. Dollar. The foreign currency net loss of $66.0 million that hedge the purchase of foreign currencies for investments in acquisitions and debt extinguishments was a result of devaluation in the Brazilian Real, Chinese Yuan Renminbi, Indian Rupee, Malaysian Ringgit, South African Rand, and Thai Baht as compared to the U.S. Dollar.
Other (Income) Expense, net
Other (income) expense, net was not material for the nine months ended September 30, 2015.
Income Tax Expense
The income tax expense was $0.4 million for the nine months ended September 30, 2015 and 2014. For the nine months ended September 30, 2015, the overall effective tax rate was different than the statutory rate of 35.0% primarily due to the recording of a valuation allowance on certain tax benefits attributed to the Company and to lower statutory income tax rates in our foreign jurisdictions.

Liquidity and Capital Resources
The Company’s principal liquidity requirements are to finance current operations, service debt and to fund cash dividends to investors. Global LLC will also use capital in the future to finance expansion capital expenditures and acquisitions. As a normal part of the Company’s business, depending on market conditions, management will from time to time consider opportunities to repay, redeem, repurchase or refinance indebtedness. Changes in operating plans, lower than anticipated electricity sales, increased expenses, acquisitions or other events may cause management to seek additional debt or equity financing in future periods. We are a newly independent company, and there can be no guarantee that financing will be available on acceptable terms or at all. Debt financing, if available, could impose additional cash payment obligations and additional covenants and operating restrictions. Equity financing, if any, could result in the dilution of existing stockholders and make it more difficult to maintain the stated dividend policy.
Liquidity Position
Total liquidity as of September 30, 2015 was approximately $1.6 billion, comprised of availability under the Revolver and $1.1 billion of cash, and cash committed for construction. Management believes that the Company’s liquidity position and cash flows from operations will be adequate to finance growth, operating and maintenance capital expenditures, and to fund dividends to holders of the Company’s Class A common stock and other liquidity commitments. Management continues to regularly monitor the Company’s ability to finance the needs of operating, financing and investing activities within the dictates of prudent balance sheet management.
Sources of Liquidity
The Company’s principal sources of liquidity include cash on hand, cash generated from operations, borrowings under new and existing financing arrangements and the issuance of additional equity and debt securities as appropriate given market conditions. Management expects that these sources of funds will be adequate to provide for the Company’s short-term and long-term liquidity needs. The Company's ability to meet its debt service obligations and other capital requirements, including capital expenditures, as well as make acquisitions, will depend on the Company's future operating performance which, in turn, will be subject to general economic, financial, business, competitive, legislative, regulatory and other conditions, many of which are beyond management’s control.
Uses of Liquidity
The Company’s principal requirements for liquidity and capital resources, other than for operating its business, can generally be categorized by the following: (i) debt service obligations; (ii) funding acquisitions, if any; and (iii) cash dividends to investors. Generally, once commercial operation is reached, solar and wind power generation assets do not require significant capital expenditures to maintain operating performance. As of September 30, 2015, the cash consideration to be paid on account of our pending acquisitions was approximately $462.0 million. In addition, we expect to use an additional $18.0 million to reduce project-level indebtedness in connection with the completion of such pending acquisitions.
Debt Service Obligations
The aggregate amounts of payments on long-term debt due after September 30, 2015 are as follows:

	Maturities
(In thousands)	Within 1 Year	Year 1 through Year 2	Year 2 through Year 3	Year 3 through Year 4	Year 4 through Year 5	Thereafter	Total
Maturities of long-term debt	$79,772	$8,122	$7,781	$10,202	$15,081	$1,118,957	$1,239,915
Acquisitions
The Company expects to continue to acquire additional renewable energy assets from SunEdison and from unaffiliated third parties. Although the Company has no commitments to make any such acquisitions from SunEdison, management expects to acquire certain of the SunEdison Call Right Projects and SunEdison Right of First Offer (“ROFO”) Projects in the near future. The Company expects to complete the pending acquisitions discussed elsewhere herein during the remainder of 2015 and, with respect to the BioTherm transaction, during the first quarter of 2016.
Interest Payment Agreement
Immediately prior to the completion of the IPO on August 5, 2015, Global LLC and Global Operating LLC entered into an interest payment agreement (the “Interest Payment Agreement”) with SunEdison and Holdings, pursuant to which SunEdison agreed to pay an aggregate amount equal to all of the scheduled interest on Global Operating LLC’s Senior Notes until December 31, 2016, which is expected to be $82.0 million, and up to an aggregate amount of $40.0 million in 2017, $30.0 million in 2018, $20.0 million in 2019 and $10.0 million in 2020, plus any interest due on any payment not remitted when due. SunEdison will not be obligated to pay any amounts due under the Senior Notes in connection with an acceleration of the payment of the principal amount of such indebtedness.
Upon expiration of the Distribution Forbearance Period (as described in Note. 14 Related Parties), Global LLC will be entitled to set off any amounts owing by SunEdison pursuant to the Interest Payment Agreement against any and all amounts owed by Global LLC to SunEdison under the distribution provisions of the amended and restated limited liability company agreement of Global LLC, and Global LLC may pay such amounts to Global Operating LLC. As of the three and nine months ended September 30, 2015, SunEdison has not contributed funds under the Interest Payment Agreement to the Company. The first expected contribution is in the first quarter of 2016.
The Interest Payment Agreement also provides for certain contributions by SunEdison in relation to the Orosi project, which is part of the pending GME Transaction. In particular, SunEdison has agreed, from time to time, to contribute to the Company the amounts necessary to make the scheduled principal and interest payments due under its syndicated credit facilities for the life of such indebtedness (unless earlier repaid by SunEdison), which is equal to $9.6 million million per annum over 16 years.
The Interest Payment Agreement terminates upon payment by SunEdison of all amounts owing thereunder. It may, however, be terminated prior to that by mutual written agreement of SunEdison and Global Operating LLC and will automatically terminate upon the repayment in full of the outstanding principal amount of the Senior Notes and the Orosi project-level indebtedness or a change of control of us, Global LLC or Global Operating LLC. The agreement may also be terminated at the election of SunEdison, Global LLC or Global Operating LLC if any of them experiences certain events relating to bankruptcy or insolvency. Any decision by Global LLC or Global Operating LLC to terminate the Interest Payment Agreement must have the prior approval of the Company’s Corporate Governance and Conflicts Committee.
Cash Dividends to Investors
We intend to pay regular quarterly cash dividends to holders of our Class A common stock on or about the 75th day following the last day of each fiscal quarter. Our quarterly dividend will initially be set at $0.2750 per share of our Class A common stock, or $1.1000 per share on an annualized basis, and the amount may be changed in the future without advance notice. With respect to our first dividend payable on December 15, 2015 to holders of record on December 1, 2015, we intend to pay a pro-rated initial dividend of $0.1704 per share.
Global LLC will distribute to its unitholders in the form of a quarterly distribution a portion of the cash available for distribution that is generated each quarter after appropriate reserves for our working capital needs and the prudent conduct of our business. In turn, we expect to use the amount of cash available for distribution that we receive from such distribution to pay quarterly dividends to the holders of our Class A common stock. The cash available for distribution is likely to fluctuate from quarter to quarter and in some cases significantly if any projects experience higher than normal downtime as a result of equipment failures, electrical grid disruption or curtailment, weather disruptions or other events beyond our control. We expect our dividend payout ratio to vary as we intend to maintain or increase our dividend despite variations in our cash available for distribution from period to period.
Global LLC is a holding company and will be dependent on receiving cash distributions from Global Operating LLC in order to fund quarterly distributions to its unitholders, including us. Global Operating LLC is also a holding company and will in turn be dependent on receiving cash distributions from its project-level subsidiaries to fund any distributions to Global LLC. The ability of such project-level subsidiaries to make cash distributions to Global Operating LLC may be restricted by, among other things, the provisions of existing and future indebtedness or other financing agreements, applicable national, provincial, state and local corporation laws and other laws and regulations, such as capital controls that either restrict investment by foreign sources, restrict the transfer of capital to foreign recipients or both. Some of the jurisdictions in which the projects in our initial portfolio are located impose material limitations on their ability to make cash distributions to Global Operating LLC.
Cash Flow Discussion
The Company uses traditional measures of cash flow, including net cash used in operating activities, net cash used in investing activities and net cash provided by financing activities to evaluate our periodic cash flow results.

Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014
The following table reflects the changes in cash flows for the comparative periods:

	Nine Months Ended September 30,
(In thousands)	2015	2014	Change
Net cash used in operating activities	$(13,165)	$(9,480)	$(3,685)
Net cash used in investing activities	(490,329)	(154,736)	(335,593)
Net cash provided by financing activities	1,461,615	169,118	1,292,497
Net Cash Used In Operating Activities
Net cash used in operating activities for the nine months ended September 30, 2015 was $13.2 million, compared to net cash used in operating activities for the nine months ended September 30, 2014 of $9.5 million. The increase in net cash used in operations of $3.7 million was primarily driven by increased operating costs paid due to additional projects reaching commercial operations and acquisitions.
Net Cash Used In Investing Activities
Net cash used in investing activities for the nine months ended September 30, 2015 and 2014 was $490.3 million and $154.7 million, respectively. The increase in net cash used in investing activities of $335.6 million was driven by $263.3 million of cash paid for the acquisitions of Hercules and NSM 24 and an increase in capital expenditures for the construction of solar energy facilities.
Net Cash Provided By Financing Activities
Net cash provided by financing activities for the nine months ended September 30, 2015 and 2014 was $1,461.6 million and $169.1 million, respectively. The increase in net cash provided by financing activities of $1,292.5 million was driven by $549.1 million in proceeds from the Private Placements, $800.1 million of net proceeds from the 2022 Senior Notes, partially offset by an increase in the amount of principal payments on project-level term debt facilities.
Off-Balance Sheet Arrangements
The Company is not party to any off-balance sheet arrangements.
Critical Accounting Policies and Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires us to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying condensed consolidated financial statements and related footnotes. In preparing these financial statements, management has made its best estimates of certain amounts included in the financial statements. Application of these accounting policies and estimates, however, involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates. In arriving at our critical accounting estimates, factors considered were how accurate the estimate or assumptions have been in the past, how much the estimate or assumptions have changed and how reasonably likely such change may have a material impact. Our critical accounting policies and estimates are more fully described in Note 2 to the Predecessor’s audited financial statements and notes thereto as of December 31, 2014 and 2013 and for the years ended December 31, 2014 and 2013, included in the Registration Statement. There have been no significant changes to our critical accounting policies and estimates since December 31, 2014.
Recently Issued Accounting Standards
See Note 2 to the unaudited condensed consolidated financial statements.
Cautionary Statement Concerning Forward-Looking Statements
This current report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. These statements involve estimates, expectations, projections, goals, assumptions, known and unknown risks, and uncertainties and typically include words or variations of words such as “expect,” “anticipate,” “believe,” “intend,” “plan,” “seek,” “estimate,” “predict,” “project,” “goal,” “guidance,” “outlook,” “objective,” “forecast,” “target,” “potential,” “continue,” “would,” “will,” “should,” “could,” or “may” or other comparable terms and phrases. All statements that address operating performance, events, or developments that the Company expects or anticipates will occur in the future are forward-looking statements. They may include estimates of expected adjusted EBITDA, cash available for distribution (CAFD), earnings, revenues, capital expenditures, liquidity, capital structure, future growth, and other financial performance items (including future dividends per share), descriptions of management’s plans or objectives for future operations, products, or services, or descriptions of assumptions underlying any of the above. Forward-looking statements provide the Company’s current expectations or predictions of future conditions, events, or results and speak only as of the date they are made. Although we believe our expectations and assumptions are reasonable, we can give no assurance that these expectations and assumptions will prove to have been correct and actual results may vary materially.
By their nature, forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those suggested by the forward-looking statements. Factors that might cause such differences include, but are not limited to, our ability to integrate the projects we acquire from third parties or otherwise realize the anticipated benefits from such acquisitions; the failure of counterparties to fulfill their obligations under offtake agreements; price fluctuations, termination provisions and buyout provisions in offtake agreements; delays or unexpected costs during the completion of projects under construction; our ability to successfully identify, evaluate and consummate acquisitions from SunEdison or third parties or changes in expected timing of any acquisitions; regulatory requirements and incentives for production of renewable power; operating and financial restrictions under agreements governing indebtedness; the condition of capital markets and our ability to borrow additional funds and access capital markets; our ability to compete against traditional and renewable energy companies; hazards customary to the power production industry and power generation operations, such as unusual weather conditions and outages; and economic, social and political risks and uncertainties inherent in international operations, including our operations in emerging markets, the impact of foreign exchange rate fluctuations, the imposition of currency controls and restrictions on repatriation of earnings and cash, protectionist and other adverse public policies, including local content requirements, import/export tariffs, increased regulations or capital investment requirements; international business practices that may conflict with other customs or legal requirements to which we are subject, inability to obtain, maintain or enforce intellectual property rights, and being subject to the jurisdiction of courts other than those of the United States, including uncertainty of judicial processes and difficulty enforcing contractual agreements or judgments in foreign legal systems or incurring additional costs to do so. Furthermore, any dividends are subject to available capital, market conditions, and compliance with associated laws and regulations. Many of these factors are beyond our control.
The Company disclaims any obligation to publicly update or revise any forward-looking statement to reflect changes in underlying assumptions, factors, or expectations, new information, data, or methods, future events, or other changes, except as required by law. The foregoing list of factors that might cause results to differ materially from those contemplated in the forward-looking statements should be considered in connection with information regarding risks and uncertainties which are described in our Registration Statement and this Quarterly Report on Form 10-Q, as well as additional factors we may describe from time to time in other filings with the Securities and Exchange Commission. You should understand that it is not possible to predict or identify all such factors and, consequently, you should not consider any such list to be a complete set of all potential risks or uncertainties.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Please refer to “Quantitative and qualitative disclosure about market risk” included in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section in the Registration Statement.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
We carried out an evaluation as of September 30, 2015, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2015.
Changes in Internal Control Over Financial Reporting
During the third quarter of 2015, the Company completed the implementation of a new global consolidation system that will enhance the Company's consolidation processes, and the Company is in the process of implementing a new global enterprise resource planning system (“ERP”) that will enhance the Company's business and financial processes and standardize our information systems. As with any new information systems we implement, these applications, along with the internal controls over financial reporting and consolidation included in these processes, will require testing for effectiveness. In connection with these implementations, we are updating our internal controls over financial reporting and consolidation, as necessary, to accommodate modifications to our business processes and accounting procedures. Management does not believe that these implementations will have an adverse effect on the Company's internal control over financial reporting or consolidation. Except as described above, there have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, as amended) during the three and nine months ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II--Other Information
Item 1. Legal Proceedings.
See Note 13 to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for disclosures concerning our legal proceedings, which disclosures are incorporated herein by reference.
Item 1A. Risk Factors.
In addition to the information set forth below and elsewhere in this quarterly report on Form 10-Q, you should carefully consider the factors described under “Risk Factors” in the Registration Statement. These risks could materially and adversely affect our business, financial condition and results of operations.
There can be no assurance that the pending acquisitions that are subject to regulatory or third-party consents will be consummated on the timetable currently anticipated.
We currently expect that the pending GME and BioTherm transactions will be completed by the end of 2015 and during the first quarter of 2016, respectively. In order to consummate these pending acquisitions, we must obtain regulatory and other approvals and consents in a timely manner. If, for any particular project acquisition, these approvals or consents are not received, or they are not received on terms that satisfy the conditions set forth in the relevant purchase agreement, then we and/or the applicable seller may not be obligated to complete such transaction. Also, we may not receive these approvals or consents in respect of these acquisitions before the currently anticipated timing for closing such acquisitions.
The following sets forth the regulatory approvals and third-party consents that we still need to obtain in order to complete these pending acquisitions:

•	GME transaction-we have yet to receive (i) share transfer approval from the Bermuda Monetary Authority and (ii) a consent to transfer from project lenders; and

•	BioTherm transaction-we have yet to receive (i) a consent to transfer from the South African Department of Energy and (ii) a consent to transfer from project lenders.
There can be no assurances, however, that we will receive these regulatory or third-party approvals or consents on the timetable currently contemplated or at all. We cannot assure you that regulatory authorities in the jurisdictions governing the pending acquisitions will not impose additional or unanticipated terms and conditions or regulatory approvals as new conditions to closing such acquisitions. The imposition of any new term or condition or additional regulatory approval may further delay our ability to close the pending acquisitions on the timetable currently contemplated or adversely affect the benefits we expect from such transactions. For example, the purchase agreement that Holdings entered into with LAP to acquire and subsequently transfer to us certain operating hydro-electric projects located in Peru with a combined generation capacity of 72.5 MW was recently terminated as described in our Current Report on Form 8-K filed on October 8, 2015. As a result, these projects will not become part of our portfolio. If these pending acquisitions are not completed, the price of our Class A common stock may decline to the extent that the market price of our Class A common stock at any time reflects a market assumption that the pending acquisitions will be consummated and that we will realize certain anticipated benefits from the acquisitions. The occurrence of any of these events individually or in combination could have a material adverse effect on our forecasted CAFD, business, financial condition and results of operations.
There can be no assurance that the projects under construction included in our initial portfolio or call right projects will reach commercial operation or be acquired by us on the timetable currently anticipated.
Certain of the projects in our initial portfolio and certain of the call right projects under the Support Agreement are still in development or under construction. Specifically, our initial portfolio includes five projects representing an aggregate of 128.2 MW that will be contributed to us by SunEdison and three projects representing an aggregate of 158.4 MW that are part of the Solarpack Transaction that are still under construction. We currently expect that all of these projects will reach COD in 2016. We have in the past, and may continue to experience delays or unexpected costs during the completion of construction of these projects, and if any project is not completed according to specification, we may incur liabilities and suffer reduced project efficiency, higher operating costs and reduced cash flows. Our call right projects that are in development or under construction may not be completed on schedule or at all, in which case any such project would not be available for acquisition by us during the time frame we currently expect or at all. SunEdison also requested that the Company forfeit its right to purchase certain of the call right projects identified in the Support Agreement in order to be able to sell such projects to third parties. The Company is required to obtain approval of its Conflicts Committee for any waiver of its material rights under the Support Agreement. Furthermore, the Support Agreement requires SunEdison to replace any specifically identified call right project within 90 days with one or more reasonably equivalent projects and to provide other projects that satisfy $1.4 billion of CAFD over the course of the term of the Support Agreement. However, we can give no assurances that SunEdison will be able to obtain replacements, that any replacements will be reasonably equivalent or that replacements will be obtained in a timely manner.  As our primary growth strategy is the acquisition of new clean energy projects, including under the Support Agreement, a delay in our ability to acquire a call right project (or the reduced quality of a call right project) could materially and adversely affect our expected growth and, ultimately, our forecasted CAFD, business, financial condition and results of operations.
Current market conditions have increased certain of the risks we face.
Conditions in the capital markets for growth, income and energy companies, including renewables companies, generally declined in the third quarter of 2015.  In some cases, these developments have affected the plans and perspectives of various market participants, including operating entities, consumers and financing providers, and have increased uncertainty and heightened  some of the risks we face.  Other aspects of the market relevant to our business have remained relatively stable, including the expected performance of our power generation assets, long-term offtake agreements and the project financing market.  We and other companies have adjusted our plans and priorities in light of these developments.
                Risks that have increased as a result of these developments include, but are not limited to, risks related to access to capital and liquidity and risks related to the performance of third parties, including SunEdison, our controlling shareholder.   We have significant relationships with, and in certain areas depend significantly on, SunEdison.  In particular, we depend on SunEdison for all management and operational services and other support.  Our growth strategy depends on our ability to identify and acquire additional renewable facilities from SunEdison (including Call Right Projects) and unaffiliated third parties.  We interact with or depend on SunEdison for many third party acquisition opportunities, including through the joint purchase of certain companies, and for operations and maintenance support on various pending and completed transactions.  As a result, our financial and operating performance and prospects may be affected by the performance, prospects, and priorities of SunEdison, and material adverse developments at SunEdison or changes in its strategic priorities may materially affect our business, financial condition and results of operations.
Furthermore, any significant disruption to our ability to access the capital markets, or a significant increase in interest rates or our cost of capital, could make it difficult for us to successfully acquire attractive projects from third parties and may also limit our ability to obtain debt or equity financing to complete such acquisitions. If we are unable to raise adequate proceeds when needed to fund such acquisitions, the ability to grow our project portfolio may be limited, which could have a material adverse effect on our ability to implement our growth strategy and, ultimately, our projected CAFD, business, financial condition, results of operations and cash flows.
The growth of our business depends on locating and acquiring interests in attractive clean energy projects in emerging markets at favorable prices. Additionally, even if we consummate such acquisitions on terms that we believe are favorable, such acquisitions may in fact result in a decrease in cash available for distribution per Class A common share.
Our primary business strategy is to acquire clean energy projects that are operational at the time of acquisition. We may also, in limited circumstances, acquire clean energy projects that are pre-operational. We intend to pursue opportunities to acquire projects from both SunEdison and third parties. The following factors, among others, could affect the availability of attractive projects to grow our business:

•	competing bids for a project, including from companies that may have substantially greater capital and other resources than we do;

•
fewer third-party acquisition opportunities than we expect, which could result from, among other things, available projects having less desirable economic returns or higher risk profiles than we believe suitable for our business plan and investment strategy;

•
SunEdison’s failure to complete the development or acquisition of (i) the call right projects, which could result from, among other things, challenges in obtaining necessary permits, failure to procure the requisite financing, equipment or interconnection, or an inability to satisfy the conditions to effectiveness of project agreements such as PPAs, and (ii) any of the other projects in its development pipeline in a timely manner, or at all, in either case, which could limit our acquisition opportunities under the Support Agreement;

•
the agreements that we or SunEdison have entered into with third parties relating to call right projects may be terminated by us, SunEdison or the third parties because of the market conditions or could otherwise expire for various reasons;

•	SunEdison’s inability to adequately replace call rights projects that have been removed from the Support Agreement in a timely manner;

•	our failure to reach an agreement with SunEdison and third parties regarding pricing of the applicable call right projects; and

•	our failure to exercise our rights under the Support Agreement or third-party call rights agreements to acquire assets from SunEdison or such third parties.
We will not be able to achieve our target dividend per share annual growth rate unless we are able to acquire additional clean energy projects in emerging markets at favorable prices. Even if we consummate acquisitions that we believe will be accretive to our dividends per share, those acquisitions may in fact result in a decrease in dividends per share as a result of issues not disclosed to, or discovered by, us in our evaluation of such acquisitions, unforeseen consequences or other external events beyond our control.
The Company is subject to shareholder class action lawsuits that could have a material adverse effect on its business, consolidated financial position and results of operations.
On October 23, 2015 and October 30, 2015, separate purported class action lawsuits were filed in the Superior Court of the State of California for the County of San Mateo against the Company, certain of its officers and directors, each of the underwriters of the Company's August 5, 2015 initial public offering (the "IPO") and SunEdison. Additionally, on October 29, 2015 and November 5, 2015, separate purported class action lawsuits were filed in the U.S. District Court for Northern District of California against the same defendants. The class action plaintiffs assert claims under Sections 11, 12(a)(2) and 15 of the Securities Act of 1933, as amended. The class action complaints allege, among other things, that the defendants made false and materially misleading statements and failed to disclose material information in the Registration Statement for the IPO regarding SunEdison and its recent operating results and business strategy. Among other relief, the class action complaints seek class certification, unspecified compensatory damages, rescission, attorneys' fees, costs and such other relief as the applicable court should deem just and proper.
The resolution of these lawsuits could have a material adverse effect on the Company’s business, consolidated financial position and results of operations.  Additionally, regardless of outcome, these lawsuits may require significant attention and resources of management, result in significant legal expenses, harm our reputation and lead to a reluctance of third-parties to engage in business transactions with us.  Any of these circumstances could have a material adverse effect on our business, consolidated financial position and results of operations.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Third Party Acquisitions
On August 13, 2015, the Company issued 544,057 shares of Class A common stock representing $8.2 million (based on the IPO price of $15.00 per share) into an escrow account to be held for the benefit of BioTherm pending the closing of the BioTherm transaction, which is expected to occur by the end of 2015. In connection with this transaction, the Company will acquire from BioTherm a controlling interest in certain operating renewable energy assets located in South Africa with a combined generation capacity of 33 MW.
On September 18, 2015, the Company issued 20,327,499 shares of Class A common stock representing $305 million (based on the IPO price of $15.00 per share) to Renova in connection with the Renova Transaction. In connection with the Renova Transaction, the Company acquired two operating wind energy projects located in Brazil (Salvador and Bahia) that represent 294.4 MW of combined generation capacity.
The Company relied on the “private placement” exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), provided by Section 4(a)(2) thereof in connection with the issuance of securities to BioTherm and Renova. In that regard, the Company obtained representations from each seller that it was an institutional “accredited investor” as defined in Rule 501(a) of Regulation D promulgated under the Securities Act and that each had such knowledge and experience in financial and business matters and was capable of evaluating the risks and benefits of an investment in the Company’s securities. In addition, the shares of Class A common stock issued to BioTherm and Renova bear a restrictive legend that prohibits their transfer without registration under the Securities Act, unless an exemption is available.
Private Placements
See Note 10 to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for disclosures concerning the Private Placements, which disclosures are incorporated herein by reference.
Use of Proceeds
On July 20, 2015, the Company commenced the IPO pursuant to a registration statement filed with the SEC on Form S-1 (File No. 333-203934), as amended. The Registration Statement, pursuant to which the Company registered 51,750,000 shares of Class common stock representing an estimated maximum aggregate offering price of $776.3 million, was declared effective by the SEC on July 31, 2015. On August 5, 2015, the Company closed its IPO and sold 45,000,000 shares of its Class A common stock at a public offering price of $15.00 per share, representing an aggregate offering price of $675.0 million. The net proceeds to the Company, after deducting underwriting discounts, commissions and offering expenses, was $623.9 million. No offering expenses were paid or are payable, directly or indirectly, to the Company's directors or officers, to persons owning 10.0% or more of any class of the Company's equity securities or to any of our affiliates.
During the three months ended September 30, 2015, we used the net proceeds of the IPO as follows: (i) $462.5 million to repay the Bridge Facility; and (ii) $157.8 million to repay project-level indebtedness. There was no material change in the expected use of the net proceeds from the IPO as described in the Company’s final prospectus, dated July 31, 2015, filed with the SEC pursuant to Rule 424(b) relating to the Company's Registration Statement on Form S-1.
J.P Morgan Securities LLC, Barclays Capital Inc., Citigroup Global Markets Inc. and Morgan Stanley & Co. acted as managing underwriters in the IPO.

Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
On November 13, 2015, the Company, as managing member of Global LLC, adopted the First Amendment to the Fourth Amended and Restated Limited Liability Company Agreement of Global LLC (the “First Amendment”). The First Amendment corrects an error in the Distribution Forbearance provisions by providing that (i) holders of Class B units are not entitled to receive any distributions through the end of 2016 and (ii) that until the end of the Distribution Forbearance Period, the holders of Class B units are not entitled to receive any distributions to the extent the holders of Class A units and Class B1 units have not received distributions in an amount equal to the Minimum Quarterly Distribution plus arrearages.
The foregoing summary is qualified in its entirety to the full text of the First Amendment which is filed herewith as Exhibit 4.2.
Item 6. Exhibits.
See the Exhibit Index following the signature page of this report.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
TERRAFORM GLOBAL, INC.

By:	/s/ [Signature Pending Review and Approval]
Date: November 13, 2015	Name:	Alejandro ("Alex") Hernandez
	Title:	Executive Vice President and Chief Financial Officer
(Principal financial officer)

EXHIBIT INDEX

Exhibit
Number	Description
3.1
Amended and Restated Certificate of Incorporation of TerraForm Global, Inc., dated as of August 5, 2015 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on August 6, 2015).

3.2	Amended and Restated Bylaws of TerraForm Global, Inc., dated as of August 5, 2015 (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on August 6, 2015).
4.1
Fourth Amended and Restated Limited Liability Company Agreement of TerraForm Global, LLC, dated as of August 15, 2015 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on August 6, 2015).

4.2	First Amendment to the Fourth Amended and Restated Limited Liability Company Agreement of TerraForm Global, LLC, dated as of November 13, 2015.
4.3
Indenture, dated as of August 5, 2015, by and among TerraForm Global Operating, LLC, TerraForm Global, LLC and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on August 6, 2015).

4.4	Form of 9.75% Senior Notes due 2022 (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed on August 6, 2015).
10.1
Management Services Agreement, dated as of August 5, 2015, by and among TerraForm Global, Inc. TerraForm Global, LLC, TerraForm Global Operating, LLC and SunEdison, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 6, 2015).

10.2
Repowering Services Agreement, dated as of August 5, 2015, by and among TerraForm Global, Inc., TerraForm Global, LLC, TerraForm Global Operating, LLC and SunEdison, Inc. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on August 6, 2015).

10.3
Exchange Agreement, dated as of August 5, 2015, by and among TerraForm Global, Inc., TerraForm Global, LLC and SunEdison, Inc. (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on August 6, 2015).

10.4
Registration Rights Agreement, dated as of August 5, 2015, by and between SunEdison, Inc. and TerraForm Global, Inc. (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on August 6, 2015).

10.5
Registration Rights Agreement, dated as of August 5, 2015, by and between TerraForm Global, Inc. and the investors named therein (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed on August 6, 2015).

10.6
Project Investment Agreement, dated as of August 5, 2015, by and between TerraForm Global, Inc. and SunEdison, Inc. (incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed on August 6, 2015).

10.7
Project Support Agreement, dated as of August 5, 2015, by and between TerraForm Global, LLC and SunEdison, Inc. (incorporated by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K filed on August 6, 2015).

10.8
Interest Payment Agreement, dated as of August 5, 2015, by and among TerraForm Global, LLC, TerraForm Global Operating, LLC, SunEdison Holdings Corporation and SunEdison, Inc. (incorporated by reference to Exhibit 10.8 to the Registrant’s Current Report on Form 8-K filed on August 6, 2015).

10.9
Credit and Guaranty Agreement, dated as of August 5, 2015, by and among TerraForm Global Operating, LLC, TerraForm Global, LLC, Goldman Sachs Bank USA, as administrative agent, collateral agent, join lead arranger and joint bookrunner, Goldman Sachs Bank USA, J.P. Morgan Securities LLC, Barclays Bank PLC, Citigroup Global Markets Inc., Morgan Stanley Senior Funding, Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated and Deutsche Bank Securities Inc., as joint lead arrangers and joint bookrunners and Barclays Bank PLC and J.P. Morgan Securities LLC, as co-syndication agents (incorporated by reference to Exhibit 10.9 to the Registrant’s Current Report on Form 8-K filed on August 6, 2015).

10.10*
Omnibus Closing Agreement, dated as of September 18, 2015, by and among TerraForm Global, LLC, TerraForm Global, Inc., SunEdison, Inc., TerraForm Global Brazil Holdings B.V., TERP GLBL Brasil I Participações, S.A. and Renova Energia, S.A.

31.1	Certification by the Chief Executive Officer of TerraForm Global, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification by the Chief Financial Officer of TerraForm Global, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification by the Chief Executive Officer of TerraForm Global, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by the Chief Financial Officer of TerraForm Global, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Schedules to this agreement have been omitted in accordance with Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule will be furnished supplementally to the Securities and Exchange Commission staff upon request.