Form 10-Q
period 2016-03-31
TERRAFORM GLOBAL, INC.
filed 2016-12-23
CIK 1620702

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _____________________________________________________________________________
FORM 10-Q
 _____________________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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

TerraForm Global, Inc. and Subsidiaries
Table of Contents
Form 10-Q

PART I - Financial Information

Item 1. Financial Statements

TERRAFORM GLOBAL, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended March 31,
	2016	2015
Operating revenues, net	$47,686	$17,806
Operating costs and expenses:
Cost of operations	5,202	358
Cost of operations - affiliate	5,030	964
General and administrative	2,947	4,486
General and administrative - affiliate	7,237	2,967
Acquisition, formation and related costs	10,005	—
Depreciation, accretion and amortization	14,572	2,735
Total operating costs and expenses	44,993	11,510
Operating income	2,693	6,296
Other expense (income):
Gain on extinguishment of debt	(6,261)	—
Interest expense, net	33,663	16,821
Gain on foreign currency exchange	(12,349)	—
Other income, net	(6,970)	(418)
Total other expenses, net	8,083	16,403
Loss before income tax expense	(5,390)	(10,107)
Income tax expense	858	1,118
Net loss	(6,248)	$(11,225)
Less: loss attributable to non-controlling interests	(1,616)
Net loss attributable to TerraForm Global, Inc. Class A common stockholders	$(4,632)

Weighted average number of shares:
Class A common stock - Basic and Diluted	106,856
Loss per share:
Class A common stock - Basic and Diluted	$(0.04)
See accompanying notes to unaudited condensed consolidated financial statements.

TERRAFORM GLOBAL, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)

	Three Months Ended March 31,
	2016	2015
Net loss	$(6,248)	$(11,225)
Other comprehensive income (loss):
Net foreign currency translation adjustments	4,561	4,477
Net unrealized loss on hedging instruments	(14,464)	(103)
Other comprehensive loss, net of tax	(9,903)	4,374
Total comprehensive loss	$(16,151)	(6,851)
Less: Predecessor comprehensive loss prior to initial public offering on August 5, 2015	—	(6,851)
Comprehensive income subsequent to initial public offering	(16,151)	$—
Less: Comprehensive loss attributed to non-controlling interest:
Net loss	(1,616)
Net foreign currency translation adjustments	1,845
Net unrealized loss on hedging instruments	(9,692)
Comprehensive loss attributed to non-controlling interest	(9,463)
Comprehensive loss attributed to Class A common stockholders	(6,688)
See accompanying notes to unaudited condensed consolidated financial statements.

TERRAFORM GLOBAL, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
(In thousands, except per share data)	2016	2015
ASSETS
Current assets:
Cash and cash equivalents, including consolidated variable interest entities of $37,090 in 2016 and $19,957 in 2015	$921,510	$922,318
Current portion of restricted cash, including consolidated variable interest entities of $49,023 in 2016 and $46,321 in 2015	76,618	119,151
Accounts receivable, net	32,448	30,287
Prepaid expenses and other current assets, including consolidated variable interest entities of $105,920 in 2016 and $123,876 in 2015	112,071	139,335
Total current assets	1,142,647	1,211,091
Power plants, net, including consolidated variable interest entities of $610,207 in 2016 and $460,042 in 2015	1,305,030	1,206,604
Restricted cash	18,342	22,682
Intangible assets, net, including consolidated variable interest entities of $52,204 in 2016 and $51,159 in 2015	71,457	70,630
Equity method investment	—	73,249
Deposit for acquisitions, net	49,733	51,101
Other assets, including consolidated variable interest entities of zero in 2016 and $8,537 in 2015	46,773	51,809
Total assets	$2,633,982	$2,687,166
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt, including consolidated variable interest entities of $327,707 in 2016 and $326,535 in 2015	$348,806	$319,498
Accounts payable	16,800	8,491
Accrued expenses and other current liabilities, including consolidated variable interest entities of $40,935 in 2016 and $15,496 in 2015	118,417	129,437
Due to Sun Edison, net	45,827	44,254
Total current liabilities	529,850	501,680
Long-term debt, less current portion	886,890	952,653
Asset retirement obligations	10,415	8,629
Other long-term liabilities, including consolidated variable interest entities of $26,863 in 2016 and $24,238 in 2015	1,380	1,455
Deferred tax liabilities, including consolidated variable interest entities of $34,997 in 2016 and $37,295 in 2015	42,273	39,482
Total liabilities	1,470,808	1,503,899
Stockholders’ Equity:
Preferred stock, par value $0.01 per share, 50,000,000 shares authorized, no shares issued and outstanding at March 31, 2016 or December 31, 2015	—	—
Class A common stock, par value $0.01 per share, 2,750,000,000 shares authorized, 113,127,989 shares issued and outstanding at March 31, 2016, 114,630,318 shares issued and outstanding at December 31, 2015	1,131	1,146
Class B common stock, par value $0.01 per share, 200,000,000 shares authorized, 61,343,054 shares issued and outstanding at March 31, 2016 and December 31, 2015	613	613
Class B1 common stock, par value $0.01 per share, 550,000,000 shares authorized, no shares issued or outstanding in 2016 or 2015	—	—
Treasury stock	(28)	(28)
Additional paid-in capital	917,857	923,740
Accumulated deficit	(216,761)	(212,129)
Accumulated other comprehensive loss	(13,237)	(11,181)
Total TerraForm Global, Inc. stockholders’ equity	689,575	702,161
Non-controlling interests	473,599	481,106
Total stockholders’ equity	1,163,174	1,183,267
Total liabilities and stockholders’ equity	$2,633,982	$2,687,166
See accompanying notes to unaudited condensed consolidated financial statements.

TERRAFORM GLOBAL, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands)

	Controlling Interests												Non-controlling Interests
	Class A Common Stock		Class B Common Stock		Class B1 Common Stock		Treasury Stock		Additional Paid-in-Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)			Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount				Total	Capital			Total	Total Stockholders’ Equity
Balance at December 31, 2015	114,630,318	$1,146	61,343,054	$613	—	$—	5,244	$(28)	$923,924	$(212,661)	$(11,253)	$701,741	$609,416	$(118,995)	$(9,753)	$480,668	$1,182,409
Investments in NPS and WXA	—	$—	—	$—	—	$—	—	$—	$(184)	$532	$72	$420	$(191)	$554	$75	$438	$858
Balance at December 31, 2015 (Recasted)	114,630,318	$1,146	61,343,054	$613	—		5,244	$(28)	$923,740	$(212,129)	$(11,181)	$702,161	$609,225	$(118,441)	$(9,678)	$481,106	$1,183,267
Class A shares forfeited on termination of employment	(1,502,329)	(15)	—	—	—		—	—	15	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—		—	—	1,107	—	—	1,107	—	—	—	—	1,107
Net loss	—	—	—	—	—		—	—	—	(4,632)	—	(4,632)	—	(1,616)	—	(1,616)	(6,248)
Net SunEdison Investment	—	—	—	—	—		—	—	—	—	—	—	25,625	—	—	25,625	25,625
Other comprehensive loss	—	—	—	—	—		—	—	—	—	(2,056)	(2,056)	—	—	(7,847)	(7,847)	(9,903)
Dividends paid	—	—	—	—	—		—	—	(30,674)	—	—	(30,674)	—	—	—	—	(30,674)
Equity reallocation	—	—	—	—	—		—	—	23,669	—	—	23,669	(23,669)	—	—	(23,669)	—
Balance at March 31, 2016	113,127,989	$1,131	61,343,054	$613	—		5,244	$(28)	$917,857	$(216,761)	$(13,237)	$689,575	$611,181	$(120,057)	$(17,525)	$473,599	$1,163,174
See accompanying notes to unaudited condensed consolidated financial statements.

TERRAFORM GLOBAL, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities:
Net loss	$(6,248)	$(11,225)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization of deferred financing costs	893	465
Depreciation, amortization and accretion	14,572	2,735
Stock-based compensation expense	1,107	—
Change in fair value of interest rate swaps	3,362	594
Gain on extinguishment of debt	(6,261)	—
Unrealized gains on foreign currency, net	(11,439)	—
Deferred tax benefit	(1,175)	970
Changes in assets and liabilities:
Accounts receivable	661	(1,037)
Prepaid expenses and other current assets	7,254	(17)
Accounts payable, accrued expenses, and other current liabilities	(12,507)	(4,760)
Due to/from SunEdison, net	2,553	11,595
Other noncurrent assets and liabilities	—	2,054
Net cash (used in) provided by operating activities	(7,228)	1,374
Cash flows from investing activities:
Capital expenditures	(33,231)	(60,050)
Change in cash committed for construction	—	7,734
Change in restricted cash	44,539	819
Cash paid for acquisitions, net of cash acquired	—	(137)
Deposits on investments	—	(860)
Cash acquired upon FERSA consolidation	9,031	—
Returns from BioTherm escrow and deposits	3,775	—
Net cash provided by (used in) investing activities	24,114	(52,494)
Cash flows from financing activities:
Repayments of the 2022 Senior Notes	(35,441)	—
Proceeds from system debt financing	—	40,392
Repayments of system debt financing	(2,705)	(3,607)
Net SunEdison investment	45,991	2,916
Dividends paid	(30,674)	—
Payment of deferred financing costs	—	(1,752)
Net cash (used in) provided by financing activities	(22,829)	37,949
Net decrease in cash and cash equivalents	(5,943)	(13,171)
Effect of exchange rate changes on cash and cash equivalents	5,135	(617)
Cash and cash equivalents at beginning of period	922,318	150,146
Cash and cash equivalents at end of period	$921,510	$136,358
See accompanying notes to unaudited condensed consolidated financial statements.

TERRAFORM GLOBAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF OPERATIONS
Nature of Operations
TerraForm Global, Inc. and its subsidiaries (the “Company”) is a controlled affiliate of SunEdison, Inc. (together with its consolidated subsidiaries excluding the Company, "SunEdison"). TerraForm Global, Inc. is a holding company and its sole asset is an equity interest in TerraForm Global, LLC (“Global LLC”), a globally diversified renewable energy company that owns, through its subsidiaries, wind and solar power plants and long-term contractual arrangements to sell the electricity generated by such power plants to third parties. TerraForm Global, Inc. is the managing member of Global LLC and operates, controls and consolidates the business affairs of Global LLC.
Going Concern
The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The unaudited condensed consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.
Our sponsor, SunEdison, Inc., and certain of its domestic and international subsidiaries voluntarily filed for protection under Chapter 11 of the U.S. Bankruptcy Code on April 21, 2016 (the “SunEdison Bankruptcy”). We believe that we have observed formalities and operating procedures to maintain our separate existence, that our assets and liabilities can be readily identified as distinct from those of SunEdison and that we do not rely substantially on SunEdison for funding or liquidity and will have sufficient liquidity to support our ongoing operations. Our contingency planning with respect to the SunEdison Bankruptcy has included and will include, among other things, establishing stand-alone information technology, accounting and other critical systems and infrastructure, establishing separate human resources systems and employee retention efforts, retaining replacement operation and maintenance and asset management services for our power plants from other providers and the pursuit of strategic alternatives.
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
There have also been covenant defaults under certain of our project level financing arrangements, mainly because of delays in the delivery of project level audited financial statements and the delay in the filing of the Company’s audited annual financial statements for the year ended December 31, 2015, which was filed on Form 10-K on December 21, 2016. In addition, in a number of cases, the SunEdison Bankruptcy resulted in defaults because SunEdison, Inc. and certain of its affiliates have been serving as operation and maintenance and asset management services providers or as guarantors under relevant contracts. We have been working diligently with our lenders to cure or waive instances of default, including through the completion of project level audits and the retention of replacement service providers. However, there can be no assurance that all remaining defaults will be cured or waived. All of our project level financing arrangements are on a non-recourse basis, and therefore these defaults do not directly affect the financial position of the Company. However, if the remaining defaults are not cured or waived, this would continue to restrict the ability of the relevant project companies to make distributions to us, which may affect our ability to meet certain covenants under the Company’s revolving credit facility (the "Revolver"), or entitle certain project level lenders to demand repayment or enforce their security interests.
Additionally, covenant defaults may occur in the future under the Company’s Revolver and the indenture governing our 9.75% senior notes due 2022 (the “Senior Notes”) in the event of further delays in the filing of our periodic reports with the SEC and potential violation of financial covenants. We have amended, or obtained waivers of, the relevant covenants in the Revolver and the indenture governing our Senior Notes to avoid any such defaults as a result of the delays, including by extending the required filing date of our Form 10-K for the year ended December 31, 2015 through December 26, 2016 and, in the case of the indenture governing our Senior Notes, by extending the required filing dates of our Forms 10-Q for the quarter ended March 31, 2016 and for the quarter ended June 30, 2016 through December 26, 2016 and early March 2017, respectively. There can be no assurance that we will be able to file our periodic reports (including our Forms 10-Q for the quarters ended June 30 and September 30, 2016 or any quarters thereafter) with the SEC within the periods currently required under our Revolver and the indenture governing our Senior Notes. The Revolver also contains financial covenants that the Company is required to meet on a quarterly basis, and management projections indicate that the Company could violate the Revolver’s debt service coverage covenant during 2017 which, if the Revolver is not amended or terminated, could cause a default under the Revolver and, depending on the outstanding amount under the Revolver at the time of such default, a cross-default on the Senior Notes.
There can be no assurance that our lenders will agree to further extensions of financial statement filing dates or amendments to relevant covenants on acceptable terms or at all. As of December 23, 2016, the Revolver is undrawn, and in the event we are not able to cure or secure a waiver for a default under the Revolver, the Company’s available liquidity is sufficient to allow for the Revolver to be terminated, which would also avoid a cross-default on the Senior Notes. However, a default on the Senior Notes would permit the trustee or the holders of at least 25% in aggregate principal amount of notes outstanding to accelerate the Senior Notes. The Company would likely not have sufficient liquidity to meet this obligation, which could have a material adverse effect on our business, results of operations, financial condition and ability to pay dividends. A default under the indenture governing our Senior Notes would also result in a cross-default under the Revolver that would permit the lenders holding more than 50% of the aggregate exposure under the Revolver to accelerate any outstanding principal amount of loans, terminate any outstanding letter of credit and terminate the outstanding commitments under our Revolver.
The risk of substantive consolidation of the Company with SunEdison and inclusion in the SunEdison Bankruptcy, as well as the risk of future covenant defaults under the Revolver and the indenture governing our Senior Notes, raise substantial doubt about the Company’s ability to continue as a going concern.
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with SEC regulations for interim financial information. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America ("U.S. GAAP") for complete financial statements. The financial statements should be read in conjunction with the accounting policies and other disclosures as set forth in the notes to the Company’s annual financial statements for the year ended December 31, 2015, filed with the SEC on Form 10-K on December 21, 2016, as well as SunEdison Emerging Markets Co. (the "Predecessor") audited financial statements and notes thereto as of December 31, 2014 and 2013 and for the years ended December 31, 2014 and 2013, included in the Company's registration statement on Form S-1, as amended (Registration No. 333-203934) (the "Registration Statement") filed with the SEC. Interim results are not necessarily indicative of results for a full year.
Certain solar power plants in the Company’s current portfolio have been contributed from SunEdison (also referred to as “dropdown”) and are reflected in the accompanying unaudited condensed consolidated balance sheets at SunEdison’s historical cost. When power plants are contributed or acquired from SunEdison, the Company is required to recast its historical financial statements to reflect the assets and liabilities of the acquired power plants for the period such power plants were owned by SunEdison in accordance with rules applicable to transactions between entities under common control.
For all periods prior to our initial public offering (“IPO”) on August 5, 2015, the accompanying unaudited condensed consolidated financial statements reflect the operations of the Predecessor, which consisted of the assets that the Company acquired from SunEdison and third parties prior to and concurrently with the closing of the IPO, and were prepared using SunEdison’s historical basis in these assets and liabilities. For all periods subsequent to the IPO, the accompanying unaudited condensed consolidated financial statements represent the results of TerraForm Global, Inc., which consolidates Global LLC through its controlling interest.

The historical financial statements of the Predecessor include allocations of certain SunEdison corporate expenses and income tax expense. Management believes the assumptions and methodology underlying the allocation of general corporate overhead expenses are reasonable. Subsequent to the IPO, corporate expenses represent those costs allocated to the Company under the Management Service Agreement ("MSA"), as more fully described in Note 17 -Related Parties.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all material adjustments consisting of normal and recurring adjustments necessary to present fairly the Company’s unaudited condensed consolidated financial position as of March 31, 2016, and the results of operations, comprehensive income and cash flows for the three months ended March 31, 2016 and 2015.

Use of Estimates
In preparing the unaudited condensed consolidated financial statements in conformity with U.S. GAAP, the Company used estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements. Such estimates also affect the reported amounts of revenues, expenses and cash flows during the reporting period. To the extent there are material differences between the estimates and actual results, the Company's future results of operations would be affected.

Restricted Cash

Restricted cash consists of cash on deposit in financial institutions that is restricted to satisfy the requirements of certain debt and acquisition agreements and funds held within the Company's project companies that are restricted for current debt service payments and other purposes in accordance with the applicable debt agreements. These restrictions include: (i) cash on deposit in collateral accounts, debt service reserve accounts, and maintenance reserve accounts; and (ii) cash on deposit in operating accounts but subject to distribution restrictions due to debt defaults, as of the balance sheet date.

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
In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which describes how an entity should assess its ability to meet obligations and sets rules for how this information should be disclosed in the financial statements. ASU 2014-15 provides accounting guidance that will be used along with existing auditing standards. ASU 2014-15 applies to all entities for the first annual period ending after December 15, 2016, and interim periods thereafter. The Company does not expect this standard will have a material effect on the Company’s consolidated financial statements.
In January 2015, the FASB issued ASU 2015-01, Income Statement-Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items. ASU 2015-01 eliminates from U.S. GAAP the concept of extraordinary items. An entity will no longer be required to (1) segregate an extraordinary item from the results of ordinary operations; (2) separately present an extraordinary item on its income statement, net of tax, after income from continuing operations; and (3) disclose income taxes and earnings-per-share data applicable to an extraordinary item. ASU 2015-01 will be effective for fiscal years beginning after December 15, 2015. An entity may apply ASU 2015-01 prospectively or retrospectively to all prior periods presented in the financial statements. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. The Company does not expect this standard will have a material effect on the Company’s consolidated financial statements.
In February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810) Amendments to the Consolidation Analysis, which affects the following areas of the consolidation analysis: limited partnerships and similar entities, evaluation of fees paid to a decision maker or service provider as a variable interest and in determination of the primary beneficiary, effect of related parties on the primary beneficiary determination and for certain investment funds. ASU 2015-02 is effective on a retrospective basis for the Company for the fiscal year ending December 31, 2016 and interim periods therein. The Company adopted ASU 2015-02 as of January 1, 2016, which resulted in certain of our consolidated subsidiaries to be considered variable interest entities. One previously unconsolidated investment was consolidated as a result of implementing this standard (see Acquisition of FERSA in Note 3 - Acquisitions). No consolidated subsidiaries were deconsolidated as a result of implementing this standard.
In April 2015, the FASB issued ASU 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheets as a direct deduction from the carrying amount of that debt liability. In August 2015, the FASB issued ASU 2015-15, Interest - Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of Credit Arrangements. ASU 2015-15 indicates that an entity may defer and present debt issuing costs associated with line-of-credit arrangements as an asset and subsequently amortize the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. ASU 2015-03 and ASU 2015-15 are effective on a retrospective basis for annual and interim periods beginning on or after December 15, 2015. Early adoption is permitted, but only for debt issuance costs that have not been reported in financial statements previously issued or available for issuance. The Company adopted ASU 2015-03 and ASU 2015-15 as of January 1, 2016, which resulted in a reclassification of $22.2 million and $23.6 million from deferred financing costs, net to long-term debt and financing lease obligations, including current portion, as of March 31, 2016 and December 31, 2015.
In April 2015, the FASB issued ASU 2015-06 Earnings Per Share, which provides guidance on the presentation of historical earnings per unit under the two-class method for transfers of net assets between entities under common control. ASU 2015-06 is effective for the Company for the fiscal year ending December 31, 2016 and interim periods therein.

In September 2015, the FASB issued ASU 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments, which eliminates the requirement for an acquirer in a business combination to account for measurement-period adjustments retrospectively. Instead, acquirers must recognize measurement-period adjustments during the period in which they determine the amounts, including the effect on earnings of any amounts they would have recorded in previous periods if the accounting had been completed at the acquisition date. ASU 2015-16 is effective for the Company on a prospective basis on January 1, 2016. Early adoption is permitted for any interim and annual financial statements that have not yet been made available for issuance. The Company early adopted ASU 2015-16 and all measurement-period adjustments for business combinations completed in 2015 were recorded in our consolidated financial statements for the year ended December 31, 2015, with the exception of FERSA which was accounted for using the equity method.
In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes instructing reporting entities to classify deferred income taxes as non-current on the unaudited condensed consolidated balance sheets. Deferred income taxes were previously required to be classified as current or non-current on the unaudited condensed consolidated balance sheets. The provisions of ASU 2015-17 are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is permitted for any interim and annual financial statements that have not yet been made available for issuance. A reporting entity has the option to apply ASU 2015-17 prospectively or retrospectively. We have early adopted ASU 2015-17 effective December 31, 2015 using the prospective method allowed under the standard and prior periods were not retrospectively adjusted.
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which primarily changes the lessee’s accounting for operating leases by requiring recognition of lease right-of-use assets and lease liabilities. This standard is effective for annual reporting periods beginning after December 15, 2018, with early adoption permitted. The Company is evaluating the effect of the standard on its consolidated financial statements.
In March 2016, the FASB issued ASU 2016-05, Derivatives and Hedging (Topic 815), which clarifies that a change in one of the parties to a derivative contract (through novation) that is part of a hedge accounting relationship does not, by itself, require designation of that relationship, as long as all other hedge accounting criteria continue to be met. This standard is effective for annual and interim periods in fiscal years beginning after December 15, 2016, with early adoption permitted. The Company does not expect this standard will have a material effect on the Company’s consolidated financial statements.
In March 2016, the FASB issued ASU 2016-06, Derivatives and Hedging (Topic 815), which clarifies that determining whether the economic characteristics of a put or call are clearly and closely related to its debt host requires only an assessment of the four-step decision sequence outlined in FASB ASC paragraph 815-15-25-24. Additionally, entities are not required to separately assess whether the contingency itself is clearly and closely related. This standard is effective for annual and interim periods in fiscal years beginning after December 15, 2018, with early adoption permitted. The Company does not expect this standard will have a material effect on the Company’s consolidated financial statements.
In March 2016, the FASB issued ASU 2016-07, Investments - Equity Method and Joint Ventures (Topic 323) which eliminates the requirement for an investor to retroactively apply the equity method when its increase in ownership interest (or degree of influence) in an investee triggers equity method accounting. This standard is effective for annual and interim periods in fiscal years beginning after December 15, 2016, with early adoption permitted. The Company does not expect this standard will have a material effect on the Company’s consolidated financial statements.

On March 30, 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718), which is intended to improve the accounting for share-based payment transactions as part of the FASB’s simplification initiative. ASU 2016-09 changes seven aspects of the accounting for share-based payment award transactions, including but not limited to: (1) accounting for income taxes; (2) classification of excess tax benefits on the statement of cash flows; (3) forfeitures; (4) minimum statutory tax withholding requirements; and (5) classification of employee taxes paid on the statement of cash flows when an employer withholds shares for tax-withholding purposes. This standard is effective for annual and interim periods in fiscal years beginning after December 15, 2016, with early adoption permitted. The Company is evaluating the effect of the standard on its consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230), Classification of Certain
Cash Receipts and Cash Payments. The amendments of ASU 2016-15 were issued to address eight specific cash flow issues for which stakeholders have indicated to the FASB that a diversity in practice existed in how entities were presenting and classifying these items in the statement of cash flows. The issues addressed by ASU 2016-15 include but are not limited to the classification of debt prepayment and debt extinguishment costs, payments made for contingent consideration for a business combination, proceeds from the settlement of insurance proceeds, distributions received from equity method investees and separately identifiable cash flows and the application of the predominance principle. The amendments of ASU 2016-15 are effective for public entities for fiscal years beginning after December 15, 2017 and interim periods in those fiscal years. Early adoption is permitted, including adoption in an interim fiscal period with all amendments adopted in the same period. The adoption of ASU 2016-15 is required to be applied retrospectively. The Company is evaluating the impact of the standard on its consolidated statements of cash flows.

In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfer of Assets Other Than Inventory, which eliminates the recognition of current and deferred income taxes for an intra-entity asset transfer until the asset has been sold to an outside party exception for an intra-entity transfer of an asset other than inventory. ASU 2016-16 is effective for annual periods beginning after December 15, 2017, and for annual periods and interim periods thereafter with early adoption permitted. The Company is evaluating the effect of the standard on its consolidated financial statements.

In October 2016, the FASB issued ASU 2016-17, Consolidation (Topic 810): Interests Held through Related Parties That Are under Common Control. ASU 2016-17 updates ASU 2015-02. Under the amendments, a single decision maker is not required to consider indirect interests held through related parties that are under common control with the single decision maker to be the equivalent of direct interests in their entirety. Instead, a single decision maker is required to include those interests on a proportionate basis consistent with indirect interests held through other related parties. ASU 2016-17 is effective for annual periods beginning after December 15, 2017, and for annual periods and interim periods thereafter with early adoption permitted. The Company is evaluating the effect of the standard on its consolidated financial statements.

2. TRANSACTIONS BETWEEN ENTITIES UNDER COMMON CONTROL
Recast of Historical Financial Statements
During the three months ended March 31, 2016, the Company acquired two solar power plants in Thailand from SunEdison, NPS Star and WXA, with an aggregate net capacity of 35.6 MW, which resulted in a recast of the consolidated balance sheet as of December 31, 2015. The previously reported consolidated statement of cash flows and consolidated statements of operations of the Predecessor for the three months ended March 31, 2015 include WXA and NPS Star, thus no recast of these statements is required. Both of these power plants began operations at the end of December 2015.

The following table presents changes to the Company's consolidated balance sheet as of December 31, 2015:

(In thousands) Balance Sheet Caption	Unadjusted	Recast Adjustments	As Recasted
Cash and cash equivalents	$921,946	$372	$922,318
Prepaid expenses and other current assets	144,743	(5,408)	139,335
Power plants, net	1,148,350	58,254	1,206,604
Restricted cash	22,582	100	22,682
Due from SunEdison, net	10,110	(10,110)	—
Other assets	66,901	(15,092)	51,809
Change in total assets		$28,116

Accounts payable	$8,034	$457	$8,491
Accrued expenses and other current liabilities	123,280	6,157	129,437
Due to SunEdison, net	—	44,254	44,254
Current portion of long-term debt	327,714	(8,216)	319,498
Long-term debt, less current portion	968,047	(15,394)	952,653
Change in total liabilities		$27,258

Additional paid-in capital	$923,924	$(184)	$923,740
Accumulated deficit	(212,661)	532	(212,129)
Accumulated other comprehensive loss	(11,253)	72	(11,181)
Non-controlling interests	480,668	438	481,106
Change in total stockholders' equity		$858

The recast adjustments also include the impact of the Adoption of ASU 2015-03 on presentation of debt issuance costs, which reclassed $23.6 million from other current assets to long-term debt, less current portion.
3. ACQUISITIONS
First Quarter 2016 Acquisitions
Acquisition of NPS Star and WXA
On February 24, 2016, SunEdison transferred to the Company a 49.0% equity interest, constituting a controlling interest and substantially all of the economic interest, in each of NPS Star and WXA, each of which consists of three solar power plants located in Thailand. These solar power plants, which achieved commercial operation in December 2015 and represent 35.6 MW of aggregate net capacity, were required to be contributed to the Company, without further payment, pursuant to the Project Investment Agreement between SunEdison and the Company.
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

Concurrently, SunEdison contributed its 49.0% equity interest in NSM 24 to the Company, which was remeasured from SunEdison’s historical cost basis to fair value of $8.7 million at the time of the acquisition. Accordingly, the NSM 24 acquisition was accounted for as a step acquisition, and the Company recognized a gain of $1.4 million for the year ended December 31, 2015 related to the remeasurement of the equity interest in NSM 24 to fair value.
Acquisition of Witkop/Soutpan
On August 6, 2015, SunEdison completed the acquisition of an additional 41.3% equity interest in the solar power plants Witkop and Soutpan located in South Africa with an aggregate net capacity of 32.6 MW from a subsidiary of Chint Solar (Zhejiang) Co., Ltd. Prior to this purchase, SunEdison held a 9.7% interest in each of these solar power plants, which were accounted for as equity method investments in its consolidated financial statements. Concurrent with its acquisition of additional equity interest in Witkop and Soutpan, SunEdison transferred its aggregate interest in each of these solar power plants and an intermediary holding entity to the Company. The aggregate consideration paid by the Company for the acquisition of these interests was $38.7 million in cash. The combined fair value of the Company’s aggregate interest was $47.8 million on the date of the acquisition. The fair value of the non-controlling interest was determined using the combined fair value of the Company's aggregate interest, pro-rata at the fair value rate of the percentage acquired multiplied against the non-controlling interest.
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
As a result of the Renova Transaction, Renova is entitled to appoint one director to the Company’s board of directors (the "Board"), and such right will continue so long as Renova holds at least 28.0% of the 20,327,499 shares of the Company’s Class A common stock that Renova received in connection with the Renova Transaction. As of March 31, 2016, Renova held 20,327,499, or 100.0% of those shares. Renova has not exercised its right to appoint a director to the Board.
As further described in Note 16 - Commitments and Contingencies, Renova has filed a request for arbitration to bring certain claims against the Company related to the Renova Transaction including, but not limited to, claims that the Company was liable to satisfy SunEdison’s obligations under a put/call arrangement entered into between SunEdison and Renova in connection with the Renova Transaction, and claims for common law fraud and securities fraud in connection with the Salvador and Bahia transactions.
Acquisition of FERSA
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
At the time of acquisition, the Company recorded this acquisition as ‘Equity method investment’. On January 1, 2016, as part of the adoption of ASU 2015-02, the Company consolidated the assets and liabilities of the FERSA Projects.
The net sales and net loss related to the foregoing acquisitions are reflected in the accompanying unaudited condensed consolidated statements of operations for the three months ended March 31, 2016 as shown below. The unaudited pro forma supplementary data presented in the table below gives effect to the acquisitions as if the transactions occurred on January 1, 2015. The pro forma supplementary data is provided for informational purposes only and should not be construed to be indicative of the Company’s results of operations had the acquisitions been consummated on the date assumed or of its results of operations for any future date.

	Three Month Ended March 31,
(In thousands)	2016	2015 ProForma
Net sales	$1,543	$1,694
Net loss	(1,460)	(352)
Acquisition Accounting
The measurement-date fair values of assets, liabilities and non-controlling interests as of January 1, 2016 are as follows:

2016 Preliminary
(In thousands)	FERSA

Cash and cash equivalents	$8,022
Accounts receivable	4,220
Power plants	66,970
Other assets	2,725
Total assets acquired	81,937
Accrued expenses and other current liabilities	3,457
Deferred tax liabilities	3,061
Long-term debt, including current portion	4,610
Total liabilities assumed	11,128
Non-controlling interests	—
Fair value of net assets acquired	$70,809
The initial accounting for the FERSA business combination is not complete because the evaluation necessary to assess the fair values of certain assets acquired and liabilities assumed is in process. The initial accounting for FERSA is preliminary, as such all assets and liabilities are presented at historical book value with the exception of power plants, which includes a preliminary fair value estimate. In addition, FERSA's long-term debt balance is an intercompany bond that eliminates upon the Company's consolidation. The preliminary amounts are subject to revision until the evaluations are completed to the extent that any additional information is obtained about the facts and circumstances that existed as of the acquisition date.
Subsequent Events

Acquisition of Alto Cielo
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
The preliminary estimated allocation of assets and liabilities for the Alto Cielo Projects as of the acquisition date is as follows:

2016 Preliminary
(In thousands)	Alto Cielo

Cash and cash equivalents	$190
Restricted cash	1,923
Accounts receivable	311
Power plants	35,530
Other assets	2,738
Total assets acquired	40,692
Accrued expenses and other current liabilities	3,670
Deferred tax liabilities	673
Long-term debt, including current portion	4,031
Total liabilities assumed	8,374
Non-controlling interests	—
Fair value of net assets acquired	$32,318
The initial accounting for the Alto Cielo business combination is not complete because the evaluation necessary to assess the fair values of certain assets acquired and liabilities assumed is in process. The preliminary amounts are subject to revision until the evaluations are completed to the extent that any additional information is obtained about the facts and circumstances that existed as of the acquisition date.
Transfer of Balance of Equity in Certain Projects in India
In April 2016, SunEdison transferred to the Company the balance of 51.0% of the equity shares of the NSM Suryalabh, NSM Sitara and NSM L’Volta solar power plants in India following the expiration of the equity lock-up period in the applicable Power Purchase Agreements (“PPAs”). Consideration for the transfer of the balance 51.0% of the equity shares of these power plants was received by SunEdison in the form of shares of the Company’s Class B common stock that were issued to SunEdison at the time of our IPO, and there was no further payment made by the Company to SunEdison at the time of the transfer.
In October 2016, SunEdison transferred to the Company 11.0% of the equity interests in the Millenium solar power plant in India for cash consideration of approximately $1.0 million. In addition, SunEdison transferred to the Company the balance of 51.0% of the equity interests in the Focal solar power plant in India following the expiration of the equity lock-up period in the applicable PPAs, at which time the Company was required to make cash payment of $0.5 million to the original project developer, a third party. Consideration for the transfer of the balance of 51.0% of the equity interests in the Focal power plant was received by SunEdison in the form of shares of the Company’s Class B common stock that were issued to SunEdison at the time of our IPO, and there was no further payment made by the Company to SunEdison at the time of the transfer.
In October 2016, the Company also entered into arrangements with SunEdison for the transfer of the balance of the equity interests in the Millenium, Azure, ESP Urja and SE-25 solar power plants in India, in each case following the expiration of the equity lock-up period in the applicable PPAs (ranging from November 2016 to March 2017) and without further action by SunEdison. Consideration for the transfer of the balance of the equity interests in these power plants was received by SunEdison in the form of shares of the Company’s Class B common stock that were issued to SunEdison at the time of our IPO, and there is no further payment to be made by the Company to SunEdison at the time of these planned transfers. In November and December 2016, the balance of 26.0% of the equity interests in Azure and ESP Urja, respectively, was transferred to the Company in accordance with these arrangements.

Pending Acquisition
Acquisition of BioTherm
In April 2015, the Company entered into purchase and sale agreements to acquire a controlling interest in three operating power plants located in South Africa with an aggregate net capacity of 32.6 MW from BTSA Netherlands Cooperatie U.A. (“BioTherm”). The aggregate consideration payable for the controlling interests in these three power plants is approximately $74.5 million in cash, comprised of approximately $67.6 million, and ZAR 100.4 million (approximately $6.8 million as of March 31, 2016), plus 544,055 shares of the Company’s Class A common stock, which is fixed in accordance with the purchase and sale agreements. The aggregate consideration includes amounts for certain additional rights and services. The completion of the BioTherm transaction remains subject to obtaining consents from project lenders and is expected to occur in the first quarter of 2017.
In August 2015, the Company paid $65.6 million in cash for the interests in the solar power plants Aries and Konkoonsies, and the wind power plant Klipheuwel, as well as certain additional rights. In addition to the cash consideration, the Company provided 544,055 shares of its Class A common stock as consideration for the interests in the three power plants. Approximately $20.3 million of the cash payment and all of the 544,055 shares of the Company’s Class A common stock were deposited into an escrow account. The cash portion of this escrow deposit is reported as non-current restricted cash on the Company’s unaudited condensed consolidated balance sheet as of March 31, 2016. The remaining paid consideration of $43.9 million in cash and the August 2015 fair value of the 544,055 shares are reported as a deposit for acquisitions on the Company’s unaudited condensed consolidated balance sheet as of March 31, 2016.
As of March 31, 2016, the remaining balance due was approximately $8.9 million, comprised of $2.0 million and ZAR 11.6 million (approximately $0.8 million) due to BioTherm and ZAR 88.9 million (approximately $6.0 million) due to minority interest shareholders. Prior to the completion of the BioTherm transaction, BioTherm is required to direct the payment of all distributions from the Klipheuwel power plant to the Company, and the Company and BioTherm are required to jointly direct the release of amounts equal to the cash distributions from the Aries and Konkoonsies solar power plants from the escrow to the Company.
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
Incomplete IPO Project Transfers and Dropdowns
Del Litoral, El Naranjal and Bora Bora Poly
Immediately prior to the completion of the IPO on August 5, 2015, and pursuant to the Project Investment Agreement between SunEdison and the Company, SunEdison agreed to contribute to the Company certain projects, without further payment, once each project reached commercial operation. These projects include the 17.4 MW Del Litoral and 57.4 MW El Naranjal solar power projects in Uruguay (the “Uruguay Projects”), the 24.1 MW Bora Bora Poly wind power project located in India, and the 17.8 MW NPS Star and 17.8 MW WXA solar power projects in Thailand. The NPS Star and WXA solar power plants reached commercial operation in December 2015 and were transferred by SunEdison to the Company in the first quarter of 2016.
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

425 MW India Projects
See Note 5 - Deposits for Acquisitions for information regarding the 425 MW India Projects.
In September 2016, the Company reached an agreement with certain subsidiaries of SunEdison pursuant to which the Company consented to the sale of certain of SunEdison’s subsidiaries’ assets to a third party buyer (the “Third Party Sale Transaction”). The Third Party Sale Transaction is being conducted in connection with SunEdison’s bankruptcy process and includes the Uruguay Projects, the Bora Bora Poly wind power project in India and the 425 MW India Projects. The Company has agreed not to pursue claims against a third party buyer of these projects, however the Company has retained all of its claims against SunEdison and its affiliated persons. As a condition to the Company’s consent to the Third Party Sale Transaction, the Company and certain subsidiaries of SunEdison that directly or indirectly own the assets that are subject to the Third Party Sale Transaction have entered into a proceeds sharing arrangement pursuant to which the Company is entitled to receive a portion of the cash proceeds received by the SunEdison parties in the Third Party Sale Transaction. As of December 23, 2016, the Company has received $6.7 million in cash proceeds from this arrangement, which will be classified as other income in the period received.
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
Renova - ESPRA
On March 29, 2016, the Company entered into a Termination Agreement (the “Termination Agreement”) with Renova with respect to the Securities Purchase Agreement dated July 15, 2015 among the Company, SunEdison and Renova relating to the ESPRA hydro-electric power plant (the “ESPRA SPA”). The Termination Agreement provides that, subject to the satisfaction of certain conditions, the ESPRA SPA will be terminated by mutual agreement of the Company and Renova. These conditions were satisfied on March 31, 2016 and the ESPRA SPA has been terminated. The Termination Agreement required the Company to pay Renova $10.0 million in connection with the termination of the ESPRA SPA. The Company made this payment on April 1, 2016, and recorded it as Acquisition, formation and related costs in the accompanying unaudited condensed consolidated statement of operations for the three months ended March 31, 2016. Pursuant to the Termination Agreement, the Company and Renova have granted each other full releases of any further obligations under the ESPRA SPA. As further described in Note 16 - Commitments and Contingencies, on July 14, 2016, Renova filed a request for arbitration against the Company and certain subsidiaries related to the Renova Transaction including, but not limited to, claims that the Company was liable to satisfy SunEdison’s obligations under a put/call arrangement entered into between SunEdison and Renova in connection with the Renova Transaction, and claims for common law fraud and securities fraud in connection with the Salvador and Bahia transactions.

4. POWER PLANTS
Power plants, net consists of the following:

(In thousands)	March 31, 2016	December 31, 2015
Land	$11,223	$9,749
Wind power plants	720,285	562,086
Solar power plants	629,101	674,856
Total power plants in service, at cost	1,360,609	1,246,691
Less: accumulated depreciation	(56,032)	(40,600)
Total power plants in service, net	1,304,577	1,206,091
Construction in progress - solar projects	453	513
Total power plants, net	$1,305,030	$1,206,604
The Company recorded depreciation expense, including foreign currency translation adjustments, related to power plants of $13.6 million for the three months ended March 31, 2016, as compared to $2.7 million for the same period in the prior year.
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
Certain of our solar power plants in India are entitled to receive viability gap funding support in an amount determined through a competitive bidding process. Such payment is made to the solar power plant over a five-year period from the date such solar plant commences operations and is funded by India’s National Clean Energy Fund. The Company recorded the awarded viability gap funding in full as a reduction to the cost of power plants in service, with a $3.4 million receivable included in current other assets, and $10.7 million in other assets in the unaudited condensed consolidated balance sheet as of March 31, 2016 and December 31, 2015. The current portion of the viability gap funding includes the initial 50% receivable following the solar power plant’s commercial operation date and the 10.0% receivable in the first year thereafter.  During the three months ended March 31, 2016, the Company received $7.3 million of the initial 50% receivable, and $1.6 million remained as a current other asset in the unaudited condensed consolidated balance sheet as of March 31, 2016. The remainder of the initial 50% receivable was received during the second quarter of 2016, and the remaining portion of the current receivable is due before December 31, 2016.

5. DEPOSITS FOR ACQUISITIONS
Deposits for acquisitions consist of:

	As of March 31,	As of December 31,
(In thousands)	2016	2015
India PSA payment to SunEdison	$231,000	$231,000
BioTherm payment	51,101	51,101
Total deposits for acquisitions	282,101	282,101
Less: provision for contingent loss	(231,000)	(231,000)
Less: BioTherm distribution	(1,368)	—
Total deposits for acquisitions, net	$49,733	$51,101
425 MW India Projects
On November 20, 2015, the Company and SunEdison Holdings Corporation entered into an Equity Interest Purchase and Sale Agreement pursuant to which the Company agreed to acquire from SunEdison Holdings Corporation a portfolio of 17 solar energy projects in India with an aggregate nameplate capacity of 425 MW (the “425 MW India Projects”). This agreement was subsequently amended and restated on December 1, 2015. Pursuant to the Amended and Restated Equity Interest Purchase and Sale Agreement (the “India PSA”), in the fourth quarter of 2015 the Company paid $231.0 million in cash to SunEdison Holdings Corporation in exchange for the 425 MW India Projects, which projects would be transferred to the Company upon satisfaction of certain conditions precedent.
During 2016, and beginning prior to the SunEdison Bankruptcy, the Company became aware that there was substantial risk that the 425 MW India Projects would not be completed and transferred to the Company in accordance with the India PSA.
In April 2016, the Company filed a verified complaint against SunEdison, SunEdison Holdings Corporation, Ahmad Chatila, Martin Truong and Brian Wuebbels in the Court of Chancery in the State of Delaware (see Note 16 - Commitments and Contingencies). The complaint asserts claims for breach of fiduciary duty, breach of contract and unjust enrichment relating to the failure by SunEdison to transfer the equity interests in the 425 MW India Projects, for which the Company paid $231.0 million in the fourth quarter of 2015. The complaint seeks various forms of relief, including a constructive trust upon the equity interests of SunEdison in the 425 MW India Projects, money damages from the defendants, restoration of the $231.0 million to the Company and such other relief as the court may deem just and proper. The claims against SunEdison have been stayed as a result of the SunEdison Bankruptcy. The individual defendants filed an answer to the complaint on June 30, 2016.
The $231.0 million paid by the Company in accordance with the India PSA is reported as a deposit for acquisitions on the Company’s consolidated balance sheets as of March 31, 2016 and December 31, 2015. The Company determined that the deposit for acquisitions of the 425 MW India Projects was not realizable as of March 31, 2016 and December 31, 2015 and recorded a provision for contingent loss of the full $231.0 million in the consolidated balance sheets as of March 31, 2016 and December 31, 2015.
As previously described in Note 3 - Acquisitions, the Third Party Sale Transaction is being conducted in connection with SunEdison’s bankruptcy process and includes the 425 MW India Projects.
BioTherm
In August 2015, the Company paid $65.6 million in cash for the interests in the solar power plants Aries and Konkoonsies and the wind power plant Klipheuwel, as well as certain additional rights. In addition to the cash consideration, the Company provided 544,055 shares of its Class A common stock, for total consideration of $71.4 million. Cash paid to the escrow account of $20.3 million is reported as non-current restricted cash in the Company’s unaudited condensed consolidated balance sheet as of March 31, 2016. In accordance with the funding arrangements, during the first quarter of 2016 the Company received $2.3 million from the escrow account with respect to the solar power plants Aries and Konkoonsies, which reduced the outstanding balance of the escrow account to $18.0 million as of March 31, 2016. Also, in the first quarter of 2016 the Company received a $1.4 million distribution from BioTherm with respect to the Klipheuwel wind power plant. The remaining paid consideration of $43.9 million in cash and the August 2015 fair value of the 544,055 shares are reported as a deposit for acquisitions on the Company’s unaudited condensed consolidated balance sheet as of March 31, 2016. The completion of the BioTherm transaction remains subject to obtaining consents from the project lenders and is expected to occur in the first quarter of 2017. See Note 3 - Acquisitions for additional details related to this acquisition.

In accordance with the funding arrangements, during the third and fourth quarters of 2016 the Company received an additional $1.7 million from the escrow account with respect to the Aries and Konkoonsies solar power plants, and $1.1 million from BioTherm with respect to the Klipheuwel wind power plant.

6. INTANGIBLE ASSETS
The following table presents the gross carrying amount and accumulated amortization of intangible assets as of March 31, 2016:

(In thousands, except weighted average amortization period)	Weighted Average Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Accumulated Currency Translation Adjustment	Net Book Value
In-place value of market rate revenue contracts	20	$84,643	$(2,616)	$(10,570)	$71,457
The following table presents the gross carrying amount and accumulated amortization of intangibles as of December 31, 2015:

(In thousands, except weighted average amortization period)	Weighted Average Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Accumulated Currency Translation Adjustment	Net Book Value
In-place value of market rate revenue contracts	20	$84,643	$(1,632)	$(12,381)	$70,630
As of March 31, 2016, the Company had PPAs that were obtained through acquisitions (see Note 3 - Acquisitions). Revenue contracts are amortized on a straight line basis over the remaining lives of the agreements, which range from 17 to 22 years as of March 31, 2016. Amortization expense related to the revenue contracts is recognized in the unaudited condensed consolidated statements of operations as either a reduction or increase of revenue when the contract rate is above or below market rates (favorable or unfavorable) or within depreciation, accretion and amortization expense when the contract rate is equal to market rates (in-place). Amortization expense for the three-month period ended March 31, 2016 was $0.5 million.
Amortization expense related to favorable rate revenue contracts is reflected in the unaudited condensed consolidated statements of operations as a reduction of operating revenues, net. Amortization related to unfavorable rate revenue contracts is reflected in the unaudited condensed consolidated statements of operations as an increase to operating revenues, net. During the three months ended March 31, 2016 and 2015, amortization expense related to favorable and unfavorable rate revenue contracts resulted in a $0.2 million decrease and no change in operating revenues, net, respectively.
Amortization expense related to the in-place value of market rate revenue contracts is reflected in the unaudited condensed consolidated statements of operations within depreciation, accretion and amortization expense. During the three months ended March 31, 2016 and 2015, amortization expense related to the in-place value of market rate revenue contracts was $0.7 million and zero, respectively.

7. VARIABLE INTEREST ENTITIES
The Company consolidates any variable interest entities (“VIEs”) in power plants in which it is the primary beneficiary. The Company is the primary beneficiary of 17 VIEs in power plants that were consolidated as of March 31, 2016, 14 of which existed and were consolidated as of December 31, 2015. The VIEs own and operate power plants in order to generate contracted cash flows.
As disclosed in Note 3 - Acquisitions, the Company acquired the equity interest in the FERSA Projects in October 2015, and as of December 31, 2015, the Company was not the primary beneficiary and thus did not consolidate the acquired power plants, but recorded this investment as an equity method investment. Based on the adoption of ASU 2015-02 in 2016, the Company has consolidated the assets and liabilities of the FERSA Projects as of January 1, 2016.

As disclosed in Note 3 - Acquisitions, SunEdison transferred to the Company a 49.0% equity interest, constituting a controlling interest and substantially all of the economic interest, in each of NPS Star and WXA, each of which consists of three solar power plants located in Thailand. These solar power plants represent 35.6 MW of aggregate net capacity.
The carrying amounts and classification of the consolidated VIEs’ assets and liabilities included in the Company’s unaudited condensed consolidated balance sheets are as follows:

(In thousands)	As of March 31, 2016	As of December 31, 2015
Current assets	$214,836	$212,295
Non-current assets	660,104	560,228
Total assets	$874,940	$772,523
Current liabilities	$398,971	$351,554
Non-current liabilities	76,114	80,158
Total liabilities	$475,085	$431,712
The amounts shown in the table above exclude intercompany balances which are eliminated upon consolidation. All of the assets in the table above are restricted for settlement of the VIE obligations, and all of the liabilities in the table above can only be settled by using VIE resources.
8. LONG-TERM DEBT
Long-term debt as of March 31, 2016 and December 31, 2015 consists of the following:

	As of March 31,	As of December 31,
(In thousands, except rates)	2016	2015	Interest Type	Current Interest Rate (%)(1)		Financing Type
Corporate level long-term debt:
Revolving Credit Facility	$135,000	$135,000	Variable	3.17%		Revolving line of credit
Senior Notes due 2022	751,605	791,826	Fixed	9.80%		Term debt
Project level long-term debt:
Permanent financing	371,262	368,935	Blended	12.00%	(2)	Term debt
Total long-term debt	1,257,867	1,295,761
Less: deferred financing costs, net (3)	22,171	23,610
Less: current portion of long-term debt (4)	348,806	319,498
Consolidated long-term debt, less current portion	$886,890	$952,653

(1)	The weighted average effective interest rate as of March 31, 2016.

(2)	As of March 31, 2016, 8.9% of this balance had fixed interest rate debt and the remaining 91.1% had variable interest rate debt, of which a portion is hedged with interest rate swaps.

(3)	Total net debt reflects the reclassification of deferred financing costs to reduce long-term debt as further described in Note 1 - Nature of Operations and Basis of Presentation.

(4)	Approximately $321.2 million and $319.0 million have been classified as current due to non-compliance with certain debt covenants as of March 31, 2016 and December 31, 2015, respectively.
Corporate Level Long-term Debt
Revolving Credit Facility
The Company had drawn $135.0 million on its revolving credit facility (the "Revolver") as of March 31, 2016 and December 31, 2015. Additionally, as of December 31, 2015 the Company had issued a letter of credit for $0.5 million under the terms of the Revolver in support of the Alto Cielo acquisition; no additional letters of credit were issued for the three months ended March 31, 2016.
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
Senior Notes Due 2022
The aggregate amount of the Senior Notes outstanding at March 31, 2016 was $751.6 million (or a notional amount of $760.4 million).
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

Covenant defaults may occur in the future under the Company’s Revolver and the indenture governing our Senior Notes in the event of further delays in the filing of our periodic reports with the SEC and potential violation of financial covenants. We have amended, or obtained waivers of, the relevant covenants in the Revolver and the indenture governing our Senior Notes to avoid any such defaults as a result of the delays, including by extending the required filing date of our Form 10-K for the year ended December 31, 2015 through December 26, 2016 and, in the case of the indenture governing our Senior Notes, by extending the required filing dates of our Forms 10-Q for the quarter ended March 31, 2016 and for the quarter ended June 30, 2016 through December 26, 2016 and early March 2017, respectively. There can be no assurance that we will be able to file our periodic reports (including our Forms 10-Q for the quarters ended June 30 and September 30, 2016 or any quarters thereafter) with the SEC within the periods currently required under our Revolver and the indenture governing our Senior Notes. The Revolver also contains financial covenants that the Company is required to meet on a quarterly basis, and management projections indicate that the Company could violate the Revolver’s debt service coverage covenant during 2017 which, if the Revolver is not amended or terminated, could cause a default under the Revolver and, depending on the outstanding amount under the Revolver at the time of such default, a cross-default on the Senior Notes.

There can be no assurance that our lenders will agree to further extensions of financial statement filing dates or amendments to relevant covenants on acceptable terms or at all. As of December 23, 2016, the Revolver is undrawn, and in the event we are not able to cure or secure a waiver for a default under the Revolver, the Company’s available liquidity is sufficient to allow for the Revolver to be terminated, which would also avoid a cross-default on the Senior Notes. However, in the event of a default on the Senior Notes, the Company would likely not have sufficient liquidity to meet this obligation, which could have a material adverse effect on our business, results of operations, financial condition and ability to pay dividends. A default under the indenture governing our Senior Notes would also result in a cross-default under the Revolver that would permit the lenders holding more than 50% of the aggregate exposure under the Revolver to accelerate any outstanding principal amount of loans, terminate any outstanding letter of credit and terminate the outstanding commitments under our Revolver.

Project Level Long-term Debt
The Company typically finances power plants through entity specific debt secured by the power plant’s assets and equity interests with no recourse to the Company. These financing agreements typically provide for a credit facility used for construction, which upon completion is converted into term debt. As of March 31, 2016, the Company had $371.3 million of project level debt that is secured by the assets of the applicable project companies and certain intermediary holding companies.
Term debt for power plants in South Africa consists of variable rate loans, totaling $308.6 million, with interest rates tied to the three-month LIBOR and the three-month Johannesburg Interbank Agreed Rate, as well as fixed rate loans totaling $10.5 million. The interest rates on the South Africa term debt as of March 31, 2016 range from 12.3% to 13.0% and the debt matures in 2031. Principal and interest are due and payable in arrears at the end of each fiscal quarter or semi-annually and on the maturity date of the credit facilities.
As of March 31, 2016, the Witkop and Soutpan power plants, which have term debt financed with a South African Rand (ZAR)-denominated term loan from The Standard Bank of South Africa Limited, had an outstanding principal amount totaling $125.9 million. This term debt matures in 2031. As of March 31, 2016 and December 31, 2015, the Witkop and Soutpan project companies were not in compliance with certain covenants due to the failure by the Witkop and Soutpan project companies to file auditors certificates for certain financial ratios, audited financial statements and semi-annual operating reports. Thus, the debt balances are classified as current as of March 31, 2016 and December 31, 2015. These defaults also prevent the Soutpan and Witkop project companies from making distributions and provide the lenders with the right to accelerate the debt maturity. The Company is currently working with the applicable project lenders to obtain waivers and/or forbearance agreements as we seek to cure such defaults; however, no assurances can be given that such waivers and/or forbearance agreements will be obtained.
As of March 31, 2016, the Boshof power plant, which has term debt financed with a U.S. dollar-denominated term debt from the Overseas Private Investment Corporation (“OPIC”), had an outstanding principal amount of approximately $182.7 million. The term debt matures in September 2031. As of March 31, 2016 and December 31, 2015, the project company was not in compliance with certain covenants due to a delay by the contractor, a SunEdison subsidiary, in achieving final completion under the engineering, procurement and construction contract.  Thus the debt balances are classified as current as of March 31, 2016 and December 31, 2015. These defaults also prevent the Boshof project company from making distributions and provide OPIC with the right to accelerate the debt maturity. The Company is currently working with OPIC to obtain waivers and/or forbearance agreements as we seek to cure such defaults; however, no assurances can be given that such waivers and/or forbearance agreements will be obtained.
Term debt for power plants in India consists of fixed and variable rate loans with interest rates tied to one of the following indexes: (i) the six-month LIBOR; (ii) the two-year Infrastructure Development Finance Company (“IDFC”) benchmark rate; (iii) the PFS reference rate; or (iv) the L&T prime lending rate. India term debt with fixed rates totaled $20.7 million as of March 31, 2016, with an interest rate of 12.8%. All loans mature between 2026 and 2029. Principal and interest are due and payable in arrears monthly or quarterly and on the maturity dates of the credit facilities. During the second quarter of 2016, the Company repaid $23.6 million of Indian term debt with variable rates.
As of March 31, 2016, the Azure and ESP Urja power plants, which have term debt financed with a U.S. dollar-denominated term debt from OPIC, had a combined outstanding principal amount of approximately $18.9 million. The term debt matures in September and December of 2026 and bears fixed interest at a rate of 4.5% and 4.8% per annum, respectively. Interest and principal amortization payments are made on a quarterly basis. As of March 31, 2016 and December 31, 2015, the Azure project company was not in compliance with certain financial ratio covenants due to changes in foreign currency valuations. In addition, the Azure and ESP Urja project companies were not in compliance with certain covenants due to a delay by local authorities to complete the classification of a portion of the project sites as non-agricultural use. Thus the debt balances are classified as current as of March 31, 2016 and December 31, 2015. These defaults also prevent the Azure and ESP Urja project companies from making distributions and provide OPIC with the right to accelerate the debt maturity. The Company is currently working with OPIC to obtain waivers and/or forbearance agreements as we seek to cure such defaults; however, no assurances can be given that such waivers and/or forbearance agreements will be obtained.
As of March 31, 2016, the Corporate Season power plant in Malaysia has term debt from Standard Chartered Bank with an outstanding principal amount of $6.4 million. The term debt matures in 2028, and bears a variable interest rate tied to the Kuala Lumpur Interbank Offered Rate. The interest rate as of March 31, 2016 was 6.5%. Principal and interest are due and payable in arrears at the end of each fiscal quarter or on the maturity date of the credit facility. In addition, the Silverstar Pavilion and Fortune 11 power plants in Malaysia have outstanding loans with a holder of a non-controlling interest in such power plants in the aggregate amount of $1.4 million as of March 31, 2016 and with a fixed 4.0% interest rate.
Each of the project level financing agreements contains customary representations, covenants and warranties of the respective borrower including limitations on business activities, guarantees, environmental issues, power plant maintenance standards and a minimum debt service coverage ratio requirement. In particular, these agreements contain financial and other restrictive covenants that limit the project companies' ability to make distributions or otherwise engage in activities that may be in its long-term best interests. The project level financing agreements generally prohibit distributions from the project companies unless certain specific conditions are met, including the satisfaction of certain financial ratios.
Debt Extinguishments
In December 2015, the Company’s Board approved a $40.0 million open market repurchase program for the Company’s Senior Notes. The repurchase program began in December 2015 and continued through January 2016. As of December 31, 2015, $8.6 million of the Senior Notes were repurchased for $6.8 million, and the Company paid $0.4 million of accrued interest and prepayment fees. As of December 31, 2015, $0.4 million was included in accounts payable on the consolidated balance sheet representing principal and interest due to an investment bank for repurchases completed in December 2015 but settled in January 2016. In January 2016, the Company repurchased $41.0 million of the Senior Notes for $33.2 million and paid $1.9 million of interest and prepayment fees. In total, the Company repurchased $49.6 million of the Senior Notes for $40.0 million plus prepayment fees and interest of $2.3 million. A gain on extinguishment of debt of $6.3 million was recognized for the three months ended March 31, 2016 related to these repurchases.
No project level indebtedness was repaid for the three months ended March 31, 2016 and 2015.
Interest Income
Interest expense in the unaudited condensed consolidated statements of operations is presented net of interest income. During the three-month period ended March 31, 2016 the Company received interest income of $2.2 million from its cash and cash equivalents balances, short-term investments and restricted deposit accounts. The Company received no interest income during the three-month period ended March 31, 2015.
Maturities
The aggregate amounts of contractual payments of long-term debt due after March 31, 2016, excluding amortization of debt discounts and premiums, as stated in the financing agreements, are as follows:

	Maturities
(In thousands)	Remainder of 2016 (1)	2017	2018	2019	2020	Thereafter	Total
Total debt	$7,727	$10,730	$10,090	$148,566	$17,331	$1,063,423	$1,257,867

(1)
Represents the contractual principal payment due dates for our long-term debt and does not reflect the reclassification $321.2 million of long-term debt to current as a result of debt defaults under a portion of our non-recourse financing agreements or deferred financing costs that are included with the net long-term balance of the unaudited condensed consolidated balance sheet.

Subsequent Events
Event of Default
On April 21, 2016, SunEdison and certain of its domestic and international subsidiaries voluntarily filed for protection under Chapter 11 of the U.S. Bankruptcy Code (the “SunEdison Bankruptcy”). Our Revolver and indenture governing our Senior Notes do not include an event of default provision triggered by the SunEdison Bankruptcy. However, the project level financing agreements for our two remaining levered power plants in India and our three power plants in South Africa contain provisions that provide the lenders with the right to accelerate debt maturity due to the SunEdison Bankruptcy as a result of SunEdison being an original sponsor of the project and/or party to certain material project agreements, such as operation and maintenance ("O&M") and engineering, procurement and construction related contracts. In addition, certain audited financial statements at the project level have been delayed, which may create or may have already created defaults at the project level for our levered power plants. If not cured or waived, these defaults may restrict the ability of the project companies to make distributions or provide the lenders with the right to accelerate debt maturity. As of March 31, 2016 and December 31, 2015, the outstanding debt balances of these power plants are classified as current. We are currently working with the applicable project lenders to obtain waivers and/or forbearance agreements as we seek to cure such defaults; however, no assurances can be given that such waivers and/or forbearance agreements will be obtained.
On June 16, 2016, Global Operating LLC received a breach of agreement notice from one of its foreign currency hedging counterparties under the International Swap Dealers Association, Inc. ("ISDA") Master Agreement dated August 6, 2015 (the “ISDA Agreement”). The notice stated that because the applicable foreign currency hedging counterparty did not receive the audited financial statements of the Company within 120 days following the end of the fiscal year, as required under the ISDA Agreement, there would be an event of default under the ISDA Agreement if this deficiency is not remedied within 30 days after the date of the notice.
On July 19, 2016, Global Operating LLC and the applicable foreign currency hedging counterparty entered into an amendment to the ISDA Agreement (the “Amendment”). The Amendment extended the date by which the Company must deliver to the applicable foreign currency hedging counterparty the audited financial statements of the Company for the fiscal year 2015 to the date such statements are to be delivered under the Revolver. See above in this Note 8 - Long-Term Debt for additional information on the date such statements are to be delivered under the Revolver.

9. INCOME TAXES
The income tax provision consisted of the following:

	Three Months Ended March 31,
(In thousands, except effective tax rate)	2016	2015
Loss before income tax expense	$(5,390)	$(10,107)
Income tax expense	858	1,118
Effective tax rate	(15.9)%	(11.1)%
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
As of March 31, 2016, TerraForm Global, Inc. owned 64.8% of Global LLC and consolidates the results of Global LLC through its controlling interest. The Company records SunEdison's 35.2% ownership of Global LLC as a non-controlling interest in the financial statements. Global LLC is treated as a partnership for income tax purposes.
For the three months ended March 31, 2016, the overall effective tax rate was different than the statutory rate of 35.0% primarily due to valuation allowances, tax holiday benefits, and gross receipt taxes in Brazil. As of March 31, 2016, most jurisdictions were in a net deferred tax asset position. A valuation allowance is recorded against the deferred tax assets primarily because of the historical losses in those jurisdictions.
10. DERIVATIVES
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

Activities related to derivative instruments were reported in the line items as of and for the periods indicated, as follows:

(In thousands)		Fair Value As of
Type of Instrument	Balance Sheet Classification	March 31, 2016	December 31, 2015
Derivatives designated as hedging:
Interest rate swaps	Other assets, net	$129	$6,210
	Accumulated other comprehensive (income)	(129)	(6,210)
Cross currency swaps	Other assets	50,846	64,083
	Accumulated other comprehensive loss	9,585	1,202

Derivatives not designated as hedging:
Interest rate swaps	Other assets	$2,405	$5,194
Foreign currency forward contracts	Other assets	4,130	21,383
* Included in other comprehensive income is $2.6 million of taxes

(In thousands)		Three Months Ended March 31,
Type of Instrument	Statement of Operations Classification	2016	2015
Derivatives not designated as hedging:
Interest rate swaps	Interest expense (income)	$2,969	$594
Currency forward contract	Other (income) expenses, net	18,163	—
The foreign currency contracts were set up in August of 2015, as such there was no income or expense as of March 31, 2015. Certain derivative contracts contain provisions providing the counterparties a lien on specific assets as collateral. There was no cash collateral received or pledged as of March 31, 2016 and December 31, 2015 related to the Company's derivative transactions.
Derivatives Designated as Hedges
Interest Rate Swaps
The Company has entered into interest rate swap agreements to hedge variable rate project level debt. These interest rate swaps qualify for hedge accounting and are designated as cash flow hedges. Under the interest rate swap agreements, the power plant pays a fixed rate and the counterparty to the agreement pays a variable interest rate. No amounts deferred in other comprehensive income were reclassified into earnings during the three months ended March 31, 2016 and 2015.
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
Derivatives Not Designated as Hedges
Interest Rate Swaps
The Company has entered into interest rate swap agreements that economically hedge the cash flows for project level debt. These interest rate swaps pay a fixed rate and the counterparties to the agreements pay a variable interest rate. The changes in fair value are recorded in interest expense, net in the consolidated statements of operations as these hedges are not accounted for under hedge accounting.

Foreign Currency Contracts
The Company transacts business in various foreign currencies and has established a program that primarily utilizes foreign currency contracts to offset the risks associated with the effects of certain foreign currency exposures. The Company does not use these foreign currency contracts for trading purposes nor does it designate these forward contracts as hedging instruments pursuant to ASC 815. As of March 31, 2016, the notional amounts of the foreign currency contracts the Company held to purchase U.S. dollars in exchange for other major international currencies were $372.6 million. Included in the Company’s non-operating income was $18.2 million of net losses related to these foreign currency contracts for the three months ended March 31, 2016 that hedge the purchase of foreign currencies for investments in acquisitions and debt extinguishments was a result of devaluation as compared to the U.S. dollar in the Brazilian real (BRL), Chinese yuan renminbi (CNY), Indian rupee (INR), Malaysian ringgit (MYR), South African rand (ZAR) and Thai baht (THB). The fair value of the Company’s outstanding foreign currency forward contracts was a net asset of $4.1 million as of March 31, 2016. The cash flow related to foreign currency contracts that remain outstanding are classified as operating activities. The cash flows associated with foreign currency contract settlements are classified as investing activities. The net loss relating to investments is partially offset by the lower cost associated with the cash flows related to the acquisitions and debt extinguishments that were hedged.
Notional Amounts

(In thousands)	Notional Amounts as of March 31, 2016
Derivatives designated as hedges:
Interest rate swaps (USD)	122,181
Cross currency swaps (USD)	122,181
Derivatives not designated as hedges:
Interest rate swaps (USD)	113,867
Currency forward contracts (BRL)	100,194
Currency forward contracts (CNY)	38,247
Currency forward contracts (INR)	98,501
Currency forward contracts (MYR)	8,973
Currency forward contracts (THB)	13,004
Currency forward contracts (ZAR)	41,554
Currency forward contracts (USD)	72,157
11. FAIR VALUE OF FINANCIAL INSTRUMENTS
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

Fair Value of Debt
The following table presents the carrying amount and estimated fair value of our outstanding short-term and long-term debt obligations as of March 31, 2016 and December 31, 2015, respectively:

	As of March 31, 2016		As of December 31, 2015
(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current portion	$1,257,867	$1,054,980	$1,295,761	$1,125,124
The fair value of the Company’s long-term debt was determined using inputs classified as Level 2 and a discounted cash flow approach using market rates for similar debt instruments.
Recurring Fair Value Measurements
The following table summarizes the financial instruments measured at fair value on a recurring basis classified in the fair value hierarchy (Level 1, 2 or 3) based on the inputs used for valuation in the accompanying unaudited condensed consolidated balance sheets as of March 31, 2016 and in the audited condensed consolidated balance sheets as of December 31, 2015:

	As of March 31, 2016				As of December 31, 2015
Assets (liabilities) in thousands	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Interest rate swaps	$—	$2,534	$—	$2,534	$—	$11,404	$—	$11,404
Foreign currency forward contracts	4,130	—	—	4,130	21,383	—	—	21,383
Cross currency swaps	—	50,846	—	50,846	—	64,083	—	64,083
Total	$4,130	$53,380	$—	$57,510	$21,383	$75,487	$—	$96,870
The Company uses a discounted valuation technique to fair value its derivative assets and liabilities. The primary inputs into the valuation of interest rate swaps and foreign currency contracts are forward interest rates, foreign currency exchange rates, and to a lesser degree, credit spreads. The Company’s interest rate swaps and cross currency swaps are considered Level 2, since all significant inputs are corroborated by market observable data. There were no transfers into or out of Level 1, Level 2 and Level 3 during the periods ended March 31, 2016 and December 31, 2015.

12. STOCKHOLDERS’ EQUITY
Outstanding Equity Securities
As of March 31, 2016, the following shares of the Company were outstanding:

Class:	Number Outstanding	Holders
Class A common stock	113,127,989	*
Class B common stock	61,343,054	SunEdison
Class B1 common stock	—	Not Applicable
Preferred stock	—	Not Applicable
Total shares outstanding	174,471,043
*Class A common stockholders are comprised of: public stockholders, Renova Energia SA, BTSA Netherlands Cooperatie UA, executive officers, management and employees.
Treasury Stock
As of March 31, 2016, the Company owned 5,244 treasury shares of Class A common stock. All of these treasury shares were acquired in exchange for the settlement of future tax obligations related to stock-based compensation arrangements.

Dividends
On February 29, 2016, the Company declared a quarterly dividend for the fourth quarter of 2015 on the Company’s Class A common stock of $0.275 per share, or $1.10 per share on an annualized basis. The dividend was paid on March 17, 2016 to stockholders of record as of March 10, 2016. The Company has not declared or paid a dividend for the first, second or third quarter of 2016. As a result of the SunEdison Bankruptcy, the limitations on our ability to access the capital markets for our corporate debt and equity securities, and other risks that we face as detailed in within unaudited quarterly report, we believe it is prudent to defer any decisions on paying dividends to our stockholders for the time being.

13. STOCK-BASED COMPENSATION
The TerraForm Global, Inc. 2014 Long-Term Incentive Plan (the “Incentive Plan”) provides for the award of incentive and non-qualified stock options, stock appreciation rights, restricted stock awards (“RSAs”) and restricted stock units (“RSUs”) to employees and non-employee directors, including employees and non-employee directors of SunEdison. The maximum contractual term of an award is 10 years from the date of grant. Shares issued under the plan may be authorized and unissued shares or treasury shares. As of March 31, 2016, the Company had authorized 17,884,910 shares for awards under the Incentive Plan and 8,826,737 shares remained available for future grant under this plan.
Stock-based compensation expense is recorded as a component of general and administrative expenses in the Company’s unaudited condensed consolidated statements of operations and totaled $1.1 million for the three-month period ended March 31, 2016. No stock-based compensation expense was recognized in the three-month period ended March 31, 2015.
Employee benefit related costs, including stock-based compensation costs related to equity awards in the stock of SunEdison, Inc. and its consolidated subsidiaries, of SunEdison employees who provide services to the Company are allocated to the Company based on the relative percentage of their time that the employee spends providing service to the Company. The amount of stock-based compensation expense related to equity awards in the stock of SunEdison and its consolidated subsidiaries which has been allocated to the Company was $0.9 million for the three-month period ended March 31, 2016 and is reflected in the unaudited condensed consolidated statements of operations within general and administrative costs and has been treated as an equity contribution from SunEdison on the unaudited condensed consolidated statements of stockholders' equity. Similarly, stock-based compensation costs related to equity awards to SunEdison employees in the Company’s stock are allocated to SunEdison based on the relative percentage of their time that the employee spends providing service to SunEdison. The amount of stock-based compensation expense related to equity awards in our stock which has been allocated to SunEdison was $1.3 million for the three-month period ended March 31, 2016 and is recognized as a distribution to SunEdison on the unaudited condensed consolidated statements of stockholders' equity with no impact to the Company’s unaudited condensed consolidated statements of operations.
Restricted Stock Awards
RSAs provide the holder with immediate voting rights, but are restricted in all other respects until vested. Upon a termination of employment for any reason, any unvested shares of Class A common stock held by the terminated participant will be forfeited. All unvested RSAs are paid dividends and distributions.
The following table presents information regarding outstanding RSAs as of March 31, 2016 and changes during the three-month period then ended, after giving effect to the conversion of restricted Class C common stock to restricted Class A common stock on a 178.8491-for-one basis:

	Number of RSAs Outstanding	Weighted Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value (in millions)
Outstanding at January 1, 2016	7,774,554	$0.18
Forfeited	(1,502,329)	0.18
Outstanding at March 31, 2016	6,272,225	$0.18	$14.9
As of March 31, 2016, $0.8 million of total unrecognized compensation cost related to RSAs is expected to be recognized over a weighted average period of approximately 3.3 years.
The weighted-average fair value of RSAs per share on the date of grant was $0.18 for the three-month period ended March 31, 2016. No RSAs were granted for the three-month period ended March 31, 2016.

On September 26, 2014 and March 31, 2015, the Company granted 31,350 and 35,245 shares of restricted Class C common stock, respectively (or 5,606,918 and 6,303,519 shares, respectively, of restricted Class A common stock after giving effect to conversion of restricted Class C common stock to restricted Class A common stock on a 178.8491-for-one basis immediately prior to the completion of the IPO). Subject to accelerated vesting upon certain events, 25.0% of the restricted Class A common stock will vest on the first through fourth anniversary of the date of the IPO. The fair value of each grant was determined by using the percentage of shares granted multiplied by the overall fair value of SunEdison’s equity in the Company. In estimating the fair value of the RSAs, the primary valuation considerations were an enterprise value determined from a discounted cash flow of income-based approach, using a present value of after-tax probability weighted equity cash flow of those power plants expected to be included in the IPO, in a projection period extending through December 2024 and a lack of marketability discount of 10.0% and 5.0% for the September 26, 2014 and March 31, 2015 grants, respectively. The discount model used the following assumptions: a time to liquidity event of seven months and three months; a discount rate of 13.0%and 12.0%; and volatility of 40.0% over the time to a liquidity event for the September 26, 2014 and March 31, 2015 grants, respectively. Estimates of the volatility of the Company’s Class A common stock were based on available information on the volatility of SunEdison and the common stock of comparable publicly traded companies.
Restricted Stock Units
RSUs will not entitle the holders to voting rights and holders of the RSUs will not have any right to receive dividends or distributions.
The following table presents information regarding outstanding RSUs as of March 31, 2016 and changes during the three-month period then ended, after giving effect to the conversion of restricted Class C common stock to restricted Class A common stock on a 178.8491-for-one basis:

	Number of RSUs Outstanding	Aggregate Intrinsic Value (in millions)	Weighted Average Remaining Contractual Life (In Years)
Balance at January 1, 2016	2,846,049
Granted	393,737
Forfeited	(466,339)
Balance at March 31, 2016	2,773,447	$6.6	1.9
As of March 31, 2016, $9.9 million of total unrecognized compensation cost related to RSUs is expected to be recognized over a weighted average period of approximately 2.5 years.
The weighted-average fair value of RSUs per share on the date of grant was $3.60 and $0.21 for the three-month periods ended March 31, 2016 and 2015, respectively.
On December 22 and 23, 2015, the Company granted 2,024,800 Class A RSUs to certain employees and executive officers. These are time-based awards which will vest on the following schedule: 25% after one year, 25% after two years, and 50% after three years. The grant date fair value of these awards was $11.0 million which will be recognized as compensation cost on a straight line basis over the three-year service period.
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

14. LOSS PER SHARE
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

Basic and diluted loss per share for the three-months ended March 31, 2016 was calculated as follows:

Three Months Ended March 31, 2016
(In thousands, except per share amounts)
Basic and diluted loss per share(1):
Net loss attributable to Class A common stockholders	$(4,632)
Less: dividends paid on Class A common stock and participating RSAs	30,674
Undistributed loss attributable to Class A stockholders	$(35,306)

Weighted-average shares outstanding	106,856

Distributed earnings per share	$0.28
Undistributed loss per share	(0.32)
Basic and diluted loss per share	$(0.04)

(1)
The computations for diluted loss per share for the three months ended March 31, 2016 excludes 61,343,054 shares of Class B common stock and 2.8 million unvested RSUs because the effect would have been anti-dilutive.

15. NON-CONTROLLING INTERESTS
Non-controlling interests represent the portion of net assets in consolidated entities that are not owned by the Company. The following table presents the non-controlling interest balances by entity, reported in stockholders’ equity in the unaudited condensed consolidated balance sheets as of March 31, 2016 and December 31, 2015:

(in thousands)	As of March 31, 2016	As of December 31, 2015
SunEdison’s non-controlling interests in Global LLC	$373,965	$375,540
Non-controlling interests in power plants	99,634	105,566
Total non-controlling interests	$473,599	$481,106
As of March 31, 2016, TerraForm Global, Inc. owned 64.8% of Global LLC and consolidated the results of Global LLC through its controlling interest, with SunEdison's 35.2% interest shown as a non-controlling interest.

16. COMMITMENTS AND CONTINGENCIES
Commitments to Acquire Power Plants
In the fourth quarter of 2015, the Company paid $231.0 million to acquire power plants with a combined nameplate capacity of 425 MW from SunEdison. See Note 5 - Deposits for Acquisitions for information regarding the 425 MW India Projects.
In April 2015, the Company entered into purchase and sale agreements to acquire controlling interests in three operating power plants located in South Africa with an aggregate net capacity of 32.6 MW from BioTherm. The aggregate consideration payable for these three power plants is approximately $74.5 million. See Note 3 - Acquisitions for additional discussion of these commitments.
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
Honiton Litigation
The Company was subject to pending litigation proceedings with Suzlon Energy (Tianjin) Limited (“SETL”) with respect to alleged breaches of a turbine supply contract relating to the Honiton wind power plants in China. The operation and maintenance service contracts claim pending before an arbitral tribunal was resolved on December 3, 2015, pursuant to which the Company was required to pay an award of approximately $0.5 million, which was paid in January 2016. On June 3, 2016, SETL and the Company reached a settlement resolving all remaining disputes relating to the turbine contracts. The terms of this final settlement resulted in SETL assigning all rights as a creditor it held against the Company to Beijing Aliyun Investment and Consulting Co. Ltd. (“Aliyun”). In addition, the Company agreed to pay Aliyun $7.1 million (RMB 47.0 million), of which RMB 45.0 million was paid during the second quarter of 2016, and the remaining RMB 2.0 million is due no later than July 2018, subject to various conditions set forth in the settlement agreement. In accordance with the settlement agreement, SETL withdrew its pending claims against the Company. As of March 31, 2016 and December 31, 2015, a liability was recognized related to the proceedings in the amount of $8.4 million (RMB 54.4 million).
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

Renova Arbitration
On July 14, 2016, Renova Energia, S.A. (“Renova”) filed a request for arbitration against TerraForm Global, Inc., TerraForm Global, LLC, TerraForm Global Brazil Holding B.V. and TERP GLBL Brasil I Participacoes S.A. in the Center for Arbitration and Mediation of the Chamber of Commerce Brazil-Canada. Renova alleges, among other things, that TerraForm Global, Inc. and certain of its subsidiaries listed above: (i) fraudulently induced Renova to enter into the acquisition agreements related to the Salvador and Bahia wind power projects, the omnibus closing agreement with respect to such acquisitions, and the put/call arrangement entered into between SunEdison and Renova in connection with the Renova Transaction based on misleading and false representations about their and SunEdison’s financial condition and prospects; (ii) aided and abetted SunEdison’s fraud; (iii) negligently misrepresented their and SunEdison’s financial conditions and prospects; (iv) committed related violations of federal and state securities laws; (v) breached express warranties under the applicable acquisition agreements; (vi) wrongfully refused to repurchase from Renova seven million shares of TerraForm Global Class A common stock pursuant to Renova’s put exercise notice of March 31, 2016, in breach of the put/call arrangement entered into between SunEdison and Renova in connection with the Renova Transaction; and (vii) unjustly enriched themselves. Renova seeks, among other relief, rescission of the Salvador and Bahia transactions, and/or damages in an amount to be determined in the arbitration of not less than $250 million, representing the drop in value of the approximately 20 million shares of TerraForm Global Class A common stock Renova received in the Salvador transaction, from its $15/share IPO price to its trading level of approximately $3.38/share at the time the request for arbitration was filed, as well as other related losses. Given the preliminary nature of the arbitration, the Company is unable to provide any assurances as to the ultimate outcome of these proceedings or that an adverse resolution of the arbitration would not have a material adverse effect on the Company’s consolidated financial position and results of operations.
Securities Litigation
Multidistrict Litigation
On July 27, 2016, lead plaintiff Municipal Employees’ Retirement System of Michigan in the Horowitz et. al v. SunEdison, Inc. et al. action (E.D. Mo.) moved to transfer various actions pending in federal district courts to the Southern District of New York (SDNY) for consolidated or coordinated pretrial proceedings before the Multidistrict Litigation Panel. On October 4, 2016, the Multidistrict Litigation Panel issued an order transferring the following cases to the SDNY for consolidated or coordinated pretrial proceedings:

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
On September 25, 2016, the Company filed its initial proof of claim in the SunEdison Bankruptcy case, and file an amended proof of claim on October 7, 2016. As set forth in the proofs of claim, the Company believes it has unsecured claims against SunEdison that it estimates are in excess of $2.0 billion. These claims include, without limitation, claims for damages relating to breach of SunEdison's obligations under the sponsorship arrangements consisting of the various corporate level agreements put in place at the time of the Company’s IPO (collectively, the “Sponsorship Arrangement”) and other agreements; contribution and indemnification claims arising from litigation; claims relating to SunEdison’s breach of fiduciary, agency and other duties; and claims for interference with and the disruption of the business of the Company and its subsidiaries, including the loss of business opportunities, loss of business records, failure to provide timely audited financials, and the increased cost of financing and commercial arrangements. Many of these claims are contingent, unliquidated and/or disputed by SunEdison and other parties in interest in the SunEdison Bankruptcy case, and the estimated amounts of these claims may change substantially as circumstances develop and damages are determined. In addition, recoveries on unsecured claims in the SunEdison Bankruptcy case are expected to be significantly impaired.

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

17. RELATED PARTIES
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
During the SunEdison Bankruptcy, SunEdison has not performed substantially as obligated under its agreements with us, including under the Sponsorship Arrangement and certain O&M and asset management arrangements. The Company believes that the Sponsorship Arrangement comprises a single integrated transaction. The agreements comprising the Sponsorship Arrangement are set forth in separate documents and discussed individually in this unaudited quarterly report. However, the elements of the Sponsorship Arrangement are closely related and a default under one element may be a defense to, or excuse performance under, another element. SunEdison and its various stakeholders have expressed disagreement with this view of the Sponsorship Arrangements and can be expected to contest any such assertion in connection with the SunEdison Bankruptcy.
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
Our relationship with SunEdison, the ongoing SunEdison Bankruptcy, the delay of our Form 10-K for the year ended December 31, 2015, our delayed Forms 10-Q for the quarters ended March 31, June 30 and September 30, 2016 and the conditions in the capital markets for our corporate level debt and equity securities have increased uncertainty and heightened some of the risks we face. Other aspects of the markets relevant to our business have remained relatively stable, including the expected performance of our power plants, long-term offtake agreements, and the credit quality of our offtakers. We have adjusted our plans and priorities in light of these developments according to our comprehensive contingency plan. While we remain focused on executing our near term objectives, we will continue to monitor market developments and consider further adjustments to our plans and priorities if required.
On September 25, 2016, the Company filed its initial proof of claim in the SunEdison Bankruptcy case, and filed an amended proof of claim on October 7, 2016. Refer to Note 1 - Nature of Operations for discussion regarding this initial proof of claim and settlement discussions between the Company and SunEdison.

Management Services Agreement

Immediately prior to the completion of the IPO on August 5, 2015, the Company entered into a Management Services Agreement (the “MSA") with SunEdison. Prior to the IPO and MSA execution, amounts were allocated from SunEdison for general corporate overhead costs attributable to the operations of the Company. The general corporate overhead expenses incurred by SunEdison include costs from certain corporate and shared services functions provided by SunEdison and are reflected in the Company’s unaudited condensed consolidated statements of operations as general and administrative expense - affiliate. The amounts reflected include (i) charges that were incurred by SunEdison that were specifically identified as being attributable to the Company and (ii) an allocation of applicable remaining general corporate overhead costs based on the proportional level of effort attributable to the operation of the Company’s power plants. These costs include legal, accounting, tax, treasury, information technology, insurance, employee benefit costs, communications, human resources, and procurement. Corporate costs that were specifically identifiable to a particular operation of SunEdison have been allocated to that operation, including the Company. Where specific identification of charges to a particular operation of SunEdison was not practicable, an allocation was applied to all remaining general corporate overhead costs. The allocation methodology for all remaining corporate overhead costs is based on management’s estimate of the proportional level of effort devoted by corporate resources that is attributable to each of the Company’s operations. The cost allocations have been determined on a basis considered to be a reasonable reflection of all costs of doing business by the Company. The amounts that would have been or will be incurred on a stand-alone basis could differ from the amounts allocated due to economies of scale, management judgment, or other factors.
General and administrative expenses - affiliate represent costs incurred by SunEdison for services provided to the Company pursuant to the MSA. As noted above, the agreements comprising the Sponsorship Arrangement, including the MSA, are discussed individually in this report.
Subsequent to the IPO and pursuant to the MSA, SunEdison agreed to provide or arrange for other service providers to provide management and administrative services including legal, accounting, tax, treasury, project finance, information technology, insurance, employee benefit costs, communications, human resources, and procurement to the Company. As consideration for the services provided, the Company agreed to pay SunEdison a base management fee as follows: (i) no fee for 2015, (ii) 2.5% of the Company’s cash available for distribution in 2016, 2017 and 2018, and (iii) an amount equal to SunEdison’s or other service provider’s actual cost in 2019 and thereafter. All costs under the MSA are reflected in the Company’s unaudited condensed consolidated statements of operations as general and administrative expense - affiliate, and the difference between actual costs and the fee paid pursuant to the MSA will be treated as an equity contribution from SunEdison. No fees were paid to SunEdison under the MSA for the three months ended March 31, 2016. As part of the SunEdison Bankruptcy, SunEdison could seek to reject the MSA or may be limited in its ability to perform under this agreement by the bankruptcy court or by the terms of the SunEdison bankruptcy financing. If SunEdison rejects, or seeks to substantially renegotiate the MSA due to the SunEdison Bankruptcy, the Company may bear these actual costs in future periods.
Included in general and administrative expense - affiliate are costs incurred under the MSA and corporate allocations of $7.2 million and $3.0 million for the three months ended March 31, 2016 and 2015, respectively. General and administrative expense - affiliate represents costs incurred for services provided to the Company pursuant to the MSA subsequent to the IPO and allocated to the Company in corporate allocations prior to the IPO.
Project Investment Agreement
Immediately prior to the completion of the IPO on August 5, 2015, the Company entered into a Project Investment Agreement with SunEdison (the “Project Investment Agreement”). Pursuant to the Project Investment Agreement, SunEdison agreed to contribute to the Company certain projects, without further payment, once each project reached commercial operation. These projects include the 17.4 MW Del Litoral and 57.4 MW El Naranjal solar power projects in Uruguay (the “Uruguay Projects”), the 24.1 MW Bora Bora Poly wind power project located in India and the 17.8 MW NPS Star and 17.8 MW WXA solar power projects in Thailand. The NPS Star and WXA solar power plants reached commercial operation in December 2015 and were transferred by SunEdison to the Company in the first quarter of 2016.
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

As discussed in Note 1 - Nature of Operations, on September 25, 2016, the Company filed its initial proof of claim in the SunEdison Bankruptcy case, which was amended on October 7, 2016. This proof of claim asserted claims based on, among other things, SunEdison's breach of the Sponsorship Arrangement between the Company and SunEdison which included the Project Investment Agreement.

Interest Payment Agreement
Immediately prior to the completion of the IPO on August 5, 2015, Global LLC and Global Operating LLC entered into an interest payment agreement (the “Interest Payment Agreement”) with SunEdison, pursuant to which SunEdison agreed to pay an aggregate amount equal to all of the scheduled interest of up to $81.2 million on the Senior Notes through December 31, 2016 and up to an aggregate amount of $40.0 million in 2017, $30.0 million in 2018, $20.0 million in 2019 and $10.0 million in 2020, plus any interest due on any payment not remitted when due. SunEdison’s interest support payments due to the Company have been reduced by $2.9 million as a result of the $49.6 million of the Senior Notes that were extinguished under the open market repurchase program that began in December 2015 and continued through January 2016. SunEdison will not be obligated to pay any amounts due under the Senior Notes in connection with an acceleration of the payment of the principal amount of such indebtedness.
Upon expiration of the distribution forbearance period applicable to the Class B common stock that were issued to SunEdison at the time of our IPO, Global LLC will be entitled to set off any amounts owing by SunEdison pursuant to the Interest Payment Agreement against any and all amounts owed by Global LLC to SunEdison under the distribution provisions of the Global LLC Operating Agreement, and Global LLC may pay such amounts to Global Operating LLC. For the three months ended March 31, 2016, SunEdison paid Global LLC $41.2 million related to interest payments on the Senior Notes. SunEdison was not required to contribute capital in cash to fund interest on the Senior Notes or credit facility payments during the year ended December 31, 2015.
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
Commitments to Acquire Power Plants from SunEdison

See Note 16 -Commitments and Contingencies -Commitments to Acquire Power Plants for information regarding Commitments to Acquire Power Plants from SunEdison.

Equity Interest Purchase and Sale Agreement for 425 MW India Projects
See Note 5 - Deposits for Acquisitions for information regarding the 425 MW India Projects.
Operation and Maintenance (“O&M”) and Asset Management Services
Operations and maintenance services, as well as asset management services, are provided to the Company by affiliates of SunEdison pursuant to contractual agreements. Costs incurred for these services were $5.0 million and $1.0 million for the three months ended March 31, 2016 and 2015, respectively and are reported as cost of operations-affiliates in the unaudited condensed consolidated statements of operations.
Engineering, Procurement and Construction Contracts and Module Warranties
SunEdison served as the prime construction contractor for most of our power plants acquired from SunEdison pursuant to engineering, procurement and construction contracts with our project companies. These contracts are generally fixed price, turn-key construction contracts that include workmanship and other warranties with respect to the design and construction of the power plants that survive for a period of time after the completion of construction. These contracts and related contracts (including O&M agreements) also often include production or availability guarantees with respect to the output or availability of the power plant that survive completion of construction. Moreover, we also generally obtained solar module warranties from SunEdison, including workmanship warranties and output guarantees, for those solar power plants that we acquired from SunEdison that utilized SunEdison modules. The SunEdison Bankruptcy will likely reduce or eliminate our potential recoveries on claims under these agreements and warranties.
Due to/from SunEdison, net
Certain of the Company’s expenses and capital expenditures related to construction in process are paid by affiliates of SunEdison and are reimbursed by the Company to the same or other affiliates of SunEdison. As of March 31, 2016 and December 31, 2015, the Company owed SunEdison and affiliates $45.8 million and $44.3 million, net, respectively. The due to balance as of December 31, 2015, presents changes to the Company's previously reported amounts due to the recasting performed. These amounts are reported as Due to SunEdison, net in the consolidated balance sheets.

Depending on the nature of the activity, amounts are either reflected in operating activities or as a non-cash addition to power plants included in Due to SunEdison, net. Additionally, SunEdison provided contributions to the Company in the form of stockholder loans. Related amounts have been recognized as additional paid-in capital as there is no expectation for the Company to repay SunEdison for the contributions. These contributions totaled $25.6 million and $5.0 million for the three months ended March 31, 2016 and 2015, respectively.
Compulsorily Convertible Debentures
As of March 31, 2016 and December 31, 2015, the Company had unsecured compulsorily convertible debentures ("CCDs") of INR 650.0 million (approximately $9.8 million) and INR 112.1 million (approximately $1.7 million) issued and outstanding to SunEdison and a third party, respectively. As of March 31, 2016 and December 31, 2015, the CCDs have a combined translated USD value of $11.5 million. The CCDs convert to equity shares at an agreed upon price ranging from not less than 73 to 224 Indian rupees per equity share on the date that is 19 or 20 years, as applicable, from the date of allotment of the CCDs or, at any time prior to such date, upon notice by the holder of the CCDs.
Support Agreement
Immediately prior to the completion of the IPO on August 5, 2015, Global LLC entered into a project support agreement with SunEdison (the “Support Agreement”). Pursuant to the Support Agreement, SunEdison granted the Company call rights with respect to projects identified therein by SunEdison (“Call Right Projects”) that had an aggregate net nameplate capacity of 1.6 GW (or reasonably equivalent projects), and SunEdison was contractually required to offer Global LLC additional qualifying projects through the fifth anniversary of the completion of the IPO that are projected to generate an aggregate of at least $1.4 billion of cash available for distribution during their respective first twelve months of commercial operation. At the time of the IPO, SunEdison had pending agreements with third-party developers to acquire clean energy projects that had an aggregate capacity of 4.2 GW, which were expected to be added to the call rights list under the Support Agreement. In addition, the Support Agreement granted Global LLC a right of first offer with respect to any clean energy projects (other than Call Right Projects) (“ROFO Projects”) that SunEdison elected to sell or otherwise transfer during the six-year period following the completion of the IPO and that were located in the Company’s initial target markets and other emerging markets that the parties mutually agreed upon.
Following the SunEdison Bankruptcy, SunEdison breached the Support Agreement and the Company will not acquire any of the Call Right Projects or ROFO Projects. On September 25, 2016, the Company announced that as a result of SunEdison’s breach under the Support Agreement and other agreements constituting the Sponsorship Arrangement, the Company filed claims against SunEdison in excess of $2 billion. The claims include, without limitation, claims for damages relating to breach of SunEdison's obligations under the Sponsorship Arrangement and other agreements; contribution and indemnification claims arising from litigation; claims relating to SunEdison’s breach of fiduciary, agency and other duties; and claims for interference with and the disruption of the business of the Company, including the loss of business opportunities, loss of business records, failure to provide timely audited financials, and the increased cost of financing and commercial arrangements. Many of these claims are contingent or unliquidated; estimated amounts may change substantially as circumstances develop and damages are determined. Although SunEdison has not formally rejected the Sponsorship Arrangement, it has breached its obligations thereunder and the Company has additional claims for rejection damages.

18. SEGMENT REPORTING
The Company has two reportable segments: Solar Energy and Wind Energy. These segments include the Company’s entire portfolio of power plants and are determined based on the “management” approach. This approach designates the internal reporting used by management for making decisions and assessing performance as the source of the reportable segments. Corporate expenses include general and administrative expenses, acquisition costs, formation and offering related fees and expenses, interest expense on corporate level indebtedness and stock-based compensation.
The following table reflects summarized financial information concerning the Company’s reportable segments for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31, 2016				Three Months Ended March 31, 2015
(In thousands)	Solar	Wind	Corporate	Total	Solar	Wind	Corporate	Total
Operating revenues, net	$28,739	$18,947	$—	$47,686	$17,806	$—	$—	$17,806
Depreciation, accretion and amortization	5,872	8,700	—	14,572	2,735	—	—	2,735
Other operating costs and expenses	6,443	7,429	16,549	30,421	1,322	—	7,453	8,775
Interest expense, net	12,260	(1,767)	23,170	33,663	10,383	—	6,438	16,821
Other non-operating (income) expenses	4,246	1,988	(31,814)	(25,580)	(418)	—	—	(418)
Income tax expense (benefit)¹	—	—	858	858	—	—	1,118	1,118
Net income (loss)	$(82)	$2,597	$(8,763)	$(6,248)	$3,784	$—	$(15,009)	$(11,225)

The following table reflects reportable segment assets as of March 31, 2016, and December 31, 2015:

Balance Sheet	As of March 31, 2016				As of December 31, 2015 [3]
(In thousands)	Solar	Wind	Corporate	Total	Solar	Wind	Corporate	Total
Total assets²	$716,536	$398,393	$1,519,053	$2,633,982	$764,475	$375,683	$1,547,008	$2,687,166

(1)	Income tax benefit is not allocated to the Company’s Solar and Wind segments.

(2)	Corporate assets include cash and cash equivalents, intercompany accounts receivable, other current assets and other assets.

(3)
When power plants are sold to the Company after completion by SunEdison, the Company retroactively recasts its historical financial statements to present the construction activity as if it consolidated the facility at inception of the construction (see Note 2 - Transactions Between Entities Under Common Control). Recasted values are included in the December 31, 2015 asset balances disclosed above.

19. OTHER COMPREHENSIVE INCOME (LOSS)
Comprehensive income (loss) represents a measure of all changes in equity that result from recognized transactions and other economic events other than transactions with owners in their capacity as owners. Other comprehensive income (loss) includes foreign currency translations and gains (losses) on hedging instruments.
The following table presents the changes in each component of accumulated other comprehensive loss, net of tax:

(In thousands)	Foreign Currency Translation Adjustments	Hedging Activities	Accumulated Other Comprehensive Loss
Balance as of December 31, 2015	$(12,819)	$1,638	$(11,181)
Net other comprehensive income (loss)	4,561	(14,464)	(9,903)
Less: other comprehensive income (loss) attributable to non-controlling interests	1,845	(9,692)	(7,847)
Balance as of March 31, 2016	(10,103)	(3,134)	(13,237)

20. SUBSEQUENT EVENTS
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

In addition, on November 15, 2016, the Company received an additional notification letter from a Director of Nasdaq Listing Qualifications. The notification letter stated that because the Company has not yet filed its Form 10-Q for the quarter ended September 30, 2016, and because it remained delinquent in filing its Form 10-K for the year ended December 31, 2015 and its Forms 10-Q for the quarters ended March 31 and June 30, 2016 the Company was not in compliance with Nasdaq Listing Rule 5250(c)(1). Based on discussions with the hearings panel’s staff, the extension until March 27, 2017 granted by the hearings panel also covers the non-compliance by the Company with Nasdaq Listing Rule 5250(c)(1) caused by the failure of the Company to timely file its Form 10-Q for the quarter ended September 30, 2016.

Delayed Filing of Forms 10-Q

We have not yet filed our Forms 10-Q for the quarters ended June 30 or September 30, 2016. On May 17, August 10 and November 10, 2016, we filed a Form 12b-25, Notification of Late Filing, with the SEC regarding our delayed Forms 10-Q for the quarters ended March 31, June 30 and September 30, 2016, respectively, in each case principally due to the need to complete all steps and tasks necessary to finalize our financial statements and other disclosures required to be in the filing.

Acquisitions
See Note 3 -Acquisitions for a description of the subsequent acquisition of Alto Cielo and transfers of additional equity in power plants in India, subsequent pending acquisitions (BioTherm), incomplete project transfers (Del Litoral, El Naranjal and Bora Bora Poly), incomplete dropdowns (425MW India Projects), and subsequent acquisition terminations (LAP, GME, Renova -ESPRA).
Long-Term Debt
See Note 8 - Long-Term Debt for a description of the Event of Default of SunEdison as it relates to Long-Term Debt. Also in that section is a description of the Extinguishment of Debt during the second and third quarters of 2016.
Related Parties
See Note 17 - Related Parties for a description of the SunEdison bankruptcy and a description of its potential impact on the Company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis should be read in conjunction with our audited consolidated financial statements and related notes thereto included as part of our Annual Report on Form 10-K for the year ended December 31, 2015 filed on December 21, 2016 and our unaudited condensed consolidated financial statements for the three months ended March 31, 2016 and other disclosures included in this Quarterly Report on Form 10-Q. References in this section to "we," "our," "us," or the "Company" refer to TerraForm Global, Inc. and its consolidated subsidiaries. The results shown herein are not necessarily indicative of the results to be expected in any future period.
Overview
TerraForm Global, Inc. and its subsidiaries (the "Company") is a dividend growth-oriented company formed to own and operate contracted clean power generation assets. The Company's business objective is to acquire assets with high-quality contracted cash flows, primarily from owning clean power generation assets serving utility, commercial and residential customers. The Company's portfolio consists of power plants located in the Brazil, China, India, Malaysia, South Africa, Thailand and Uruguay with a combined nameplate capacity of 916.4 MW as of October 31, 2016.
Following our initial public offering (“IPO”) on August 5, 2015, TerraForm Global, Inc. became a holding company and its sole asset is a 64.8% equity interest in TerraForm Global, LLC (“Global LLC”). Global is the managing member of Global LLC, and operates, controls and consolidates the business affairs of Global LLC. Unless otherwise indicated or otherwise required by the context, references to “we,” “our,” “us” or the “Company” refer to Global and its consolidated subsidiaries.
Recent Developments
Information regarding recent developments appears in "Item 1. Business - Recent Developments," in the Company's Annual Report on Form 10-K for the year ended December 31, 2015, which was filed on December 21, 2016 and is incorporated herein by reference.
Our Portfolio
Our portfolio consists of solar and wind power plants located in Brazil, China, India, Malaysia, South Africa, Thailand and Uruguay with an aggregate net capacity (based on our share of economic ownership) of 916.4 MW as of October 31, 2016. These power plants generally have long-term Power Purchase Agreements ("PPA") with creditworthy counterparties. Our current portfolio has PPAs with a weighted average (based on net capacity according to share of economic ownership) remaining life of 17 years. Subject to market and other conditions, our long-term plan is to further expand and diversify our current portfolio by acquiring utility-scale and distributed assets located in our core markets and certain other jurisdictions, each of which we expect will also have a long-term PPA with a creditworthy counterparty. However, as a result of the SunEdison Bankruptcy, our existing rights to acquire certain projects from SunEdison may be unenforceable. In addition, recent market conditions affecting companies in our sector generally have limited our ability to acquire and finance projects at attractive returns, so our ability to complete opportunistic acquisitions from third-parties may be limited.

The following tables list the solar and wind power plants that comprise our portfolio as of March 31 and October 31, 2016:

Power Plant Name	Country	Power Plant Type	Gross Nameplate Capacity (MW) (1)	Net Capacity based on share of Economic Ownership (MW)(2)	Net Capacity based on share of Equity Ownership (MW)(2)	# of Sites	Weighted Average Remaining Duration of PPA (Years)(3)
Portfolio as of March 31, 2016
Salvador	Brazil	Wind	203.2	203.2	203.2	9	16
Bahia	Brazil	Wind	103.5	103.5	103.5	5	16
Honiton	China	Wind	148.5	148.5	148.5	3	13
Dunhuang	China	Solar	18.0	18.0	18.0	1	16
Hanumanhatti	India	Wind	50.4	50.4	50.4	1	15
NSM Suryalabh(4)	India	Solar	39.0	39.0	19.1	1	23
Gadag	India	Wind	31.2	31.2	31.2	1	12
NSM Sitara(4)	India	Solar	31.0	31.0	15.2	1	23
NSM L’Volta(4)	India	Solar	26.0	26.0	12.7	1	23
SE 25(4)	India	Solar	25.0	25.0	—	1	20
NSM 24	India	Solar	24.0	24.0	24.0	1	21
Focal(4)	India	Solar	23.0	23.0	11.3	2	24
Bhakrani	India	Wind	20.0	20.0	20.0	1	22
Millenium(4)	India	Solar	9.3	9.3	5.9	1	20
Brakes	India	Solar	7.7	7.7	5.4	1	13
Raj 5	India	Solar	5.0	5.0	5.0	1	20
ESP Urja(4)	India	Solar	5.0	3.7	3.7	1	20
Azure(4)	India	Solar	5.0	3.7	3.7	1	20
Silverstar Pavilion	Malaysia	Solar	10.0	5.1	4.8	2	18
Fortune 11	Malaysia	Solar	5.1	4.8	2.4	1	18
Corporate Season	Malaysia	Solar	4.0	2.5	1.9	1	18
Boshof	South Africa	Solar	65.9	33.6	33.6	1	18
Witkop	South Africa	Solar	32.9	16.8	16.8	1	17
Soutpan	South Africa	Solar	31.0	15.8	15.8	1	17
NPS Star	Thailand	Solar	18.0	17.8	8.7	3	24
WXA	Thailand	Solar	17.8	17.8	8.7	3	24
PP Solar	Thailand	Solar	3.6	3.6	3.6	3	28
Total Portfolio as of March 31, 2016			963.1	890.0	777.1	49	17

Subsequent Additions
Alto Cielo	Uruguay	Solar	26.4	26.4	26.4	1	27
Add'l 51% equity of NSM Suryalabh(5)	India	Solar			19.9	N/A	N/A
Add'l 51% equity of NSM Sitara(5)	India	Solar			15.8	N/A	N/A
Add'l 51% equity of NSM L'Volta(5)	India	Solar			13.3	N/A	N/A
Add'l 11% equity of Millenium(6)	India	Solar			1.0
Add'l 51% equity of Focal(6)	India	Solar			11.8
Total Subsequent Additions			26.4	26.4	88.2	1	29
Total Portfolio as of October 31, 2016			989.5	916.4	865.3	50	17
(1) Nameplate capacity represents the maximum generating capacity at standard test conditions of a facility. Revenue in the unaudited condensed consolidated financial statements is based on nameplate capacity with the exception of unconsolidated businesses.
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
(4) The PPAs for these power plants prohibit the transfer of a portion (or, in the case of SE 25, any) of the equity interests in the applicable project companies for a specified period of time after the achievement of commercial operation. The remaining equity interests in these project companies were, or are expected to be, transferred to the Company following the expiration of the equity lock up period in the applicable PPAs (ranging from November 2016 to March 2017). In the case of SE 25, despite not owning the equity interests in the project company, the Company receives approximately 100% of the economic value of the power plant through the payment to the Company of interest and principal on bonds issued by the project company to the Company.
(5) The remaining equity interests in NSM Suryalabh, NSM Sitara and NSM L’Volta that were not owned by the Company as of March 31, 2016 were transferred to the Company in April 2016.
(6) The remaining equity interests in Focal, 11% of the equity interests in Millenium and 26% of the equity interests in Azure and ESP Urja that were not owned by the Company as of December 31, 2015 were transferred to the Company in the fourth quarter of 2016.
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
Megawatt Hours Sold
Megawatt-hours sold refers to the actual volume of electricity generated and sold by the Company’s power plants during a particular period. Management tracks megawatt-hours sold as an indicator of the ability to recognize revenue from the generation of electricity at the Company’s power plants. Our total MWh sold for the three months ended March 31, 2016 was 505,901 MWh.

Consolidated Results of Operations

	Three Months Ended March 31,
(In thousands)	2016	2015
Operating revenues, net	$47,686	$17,806
Operating costs and expenses:
Cost of operations	5,202	358
Cost of operations - affiliate	5,030	964
General and administrative	2,947	4,486
General and administrative - affiliate	7,237	2,967
Acquisition, formation and related costs	10,005	—
Depreciation, accretion and amortization	14,572	2,735
Total operating costs and expenses	44,993	11,510
Operating income	2,693	6,296
Other expense (income):
Gain on extinguishment of debt	(6,261)	—
Interest expense, net	33,663	16,821
Gain on foreign currency exchange	(12,349)	—
Other income, net	(6,970)	(418)
Total other expenses, net	8,083	16,403
Loss before income tax expense	(5,390)	(10,107)
Income tax expense	858	1,118
Net loss	(6,248)	$(11,225)
Less: loss attributable to non-controlling interests	(1,616)
Net loss attributable to TerraForm Global, Inc. Class A common stockholders	$(4,632)

Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015
Operating Revenues, net

Operating revenues, net for the three months ended March 31, 2016 and 2015 were as follows:

	Three Months Ended March 31,
(In thousands, other than MW and GWh data)	2016	2015	Change
Operating revenues, net:
Wind	$18,947	$—	$18,947
Solar	28,739	17,806	10,933
Total	$47,686	$17,806	$29,880
Net megawatt capacity (MW)(1)(2)	890.0	166.4	723.6
GWh sold	506.0	96.0	410.0

(1)	Operational at end of period.

(2)	Net capacity represents the maximum generating capacity at standard test conditions of a power plant multiplied by our percentage of economic ownership of that power plant.
Operating revenues, net increased by $29.9 million during the three months ended March 31, 2016, compared to the same period in 2015, due to:

(In thousands)	Solar	Wind	Total
Increase in energy revenues from projects achieving commercial operations	$6,014	$—	$6,014
Increase in energy revenues from acquisitions of operating power plants from third parties	8,047	18,947	26,994
Existing power plant energy revenue	(3,128)	—	(3,128)
Cost of Operations
Cost of operations for the three months ended March 31, 2016 and 2015 were as follows:

	Three Months Ended March 31,
(In thousands)	2016	2015	Change
Cost of operations	$5,202	$358	$4,844
Cost of operations - affiliate	5,030	964	4,066
Total cost of operations	$10,232	$1,322	$8,910
Cost of operations increased $4.8 million during the three months ended March 31, 2016, compared to the same period in 2015, primarily due to:

(In thousands)	Solar	Wind	Total
Increase in cost of operations from acquisitions of operating power plants from third parties	—	5,337	5,337
Existing power plant cost of operations	(463)	—	(463)
Cost of operations - affiliate increased $4.1 million during the three months ended March 31, 2016, compared to the same period in 2015, primarily due to:

(In thousands)	Solar	Wind	Total
Increase in cost of operations - affiliate from projects achieving commercial operations	$1,721	$—	$1,721
Increase in cost of operations - affiliate from acquisitions of operating power plants from third parties	817	386	1,203
Existing power plant cost of operations - affiliate	1,142	—	1,142
General and Administrative Expense

General and administrative expense for the three months ended March 31, 2016 and 2015 were as follows:

	Three Months Ended March 31,
(In thousands)	2016	2015	Change
General and administrative	$2,947	$4,486	$(1,539)
General and administrative - affiliate	7,237	2,967	4,270
Total general and administrative expense	$10,184	$7,453	$2,731
General and administrative expense decreased by $1.5 million compared to the three months ended March 31, 2015, and general and administrative - affiliate expense increased by $4.3 million compared to the three months ended March 31, 2015 due to:

(In thousands)	General and Administrative	General and Administrative - affiliate
Increase/(decrease) in project-level costs from existing projects and projects achieving commercial operations	$63	$(2,997)
Increase in project-level costs from acquisitions of operating power plants from third parties	1,898	—
Increase/(decrease) in corporate costs due to growth and additional costs related to being a public company	(3,500)	7,267
Total change	$(1,539)	$4,270
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
Acquisition, Formation and Related Costs
Acquisition, formation and related costs totaled $10.0 million for the three months ended March 31, 2016. These costs were primarily related to termination of the ESPRA SPA as discussed above. There were no material costs incurred during the three months ended March 31, 2015.
Depreciation, Accretion and Amortization
Depreciation, accretion and amortization expense increased from $2.7 million for the three months ended March 31, 2015 to $14.6 million for the three months ended March 31, 2016 due to additional projects achieving commercial operation and additional power plants acquired compared to the same period last year.
Gain on Extinguishment of Debt, net
Gain on the extinguishment of debt increased from zero for the three months ended March 31, 2015 to $6.3 million for the three months ended March 31, 2016. Gain on extinguishment for the three months ended March 31, 2016 represented the gain on the Senior Notes from the repurchases completed in January 2016.

Interest Expense, net
Interest expense, net increased by $16.8 million during the three months ended March 31, 2016, compared to the same period in 2015. The increase was primarily due to interest and amortization of deferred financing costs under the Senior Notes issued during the third quarter of 2015. We received an equity contribution of $11.0 million in cash from SunEdison in connection with SunEdison's payment obligations under the Interest Payment Agreement during the three months ended March 31, 2016. This agreement may be terminated as a result of the SunEdison Bankruptcy, in which case we expect to continue servicing out debt obligations with current liquidity and cash flows from operations.

	Three Months Ended March 31,
(In thousands)	2016	2015	Change
Corporate level	$23,170	6,438	$16,732
Project level:
Solar	12,260	10,383	1,877
Wind	(1,767)	—	(1,767)
Total interest expense, net	$33,663	$16,821	$16,842
Loss (Gain) on Foreign Currency Exchange, net
Net gain on foreign currency exchange was $12.3 million for the three months ended March 31, 2016 versus no gain for the three months ended March 31, 2015, a change of $12.3 million. This increased net gain is partly due to new hedging activities initiated as of the IPO and partly due to changes in foreign currency rates. Components of loss (gain) are as follows:

	Three Months Ended March 31,
(in thousands)	2016	2015	Change
Foreign currency forward contracts loss (gain)
Investment in power plants	$(3,412)	$—	$(3,412)
Cash generated by foreign subsidiaries	19,755	—	19,755
	16,343	—	16,343

Plant assets and liabilities denominated in other currencies	(28,692)	—	(28,692)
Total gain on foreign currency exchange, net	$(12,349)	$—	$(12,349)
The foreign currency net loss relating to investments in power plants is partially offset by the lower cost associated with certain acquisitions and debt extinguishments. The fair value of our outstanding foreign currency forward contracts was a net asset of $4.1 million as of March 31, 2016.
During the quarter ended March 31, 2016, we realized a net loss of $16.3 million on foreign currency forward contracts that matured during that quarter resulting from the devaluation of the Brazilian real, Chinese yuan renminbi, Indian rupee, Malaysian ringgit, South African rand and Thai baht as compared to the U.S. dollar. This $16.3 million net loss is attributed as: (i) a net loss of $19.8 million on forward contracts associated with cash generated by foreign subsidiaries; and (ii) a net gain of $3.4 million on forward contracts that hedge the purchase of foreign currencies for investments in acquisitions and debt extinguishments.
Other Income, net
Other income, net was $7.0 million for the three months ended March 31, 2016 compared to $0.4 million for the same period in 2015. This increase was primarily due to the sale of certain development assets related to NPS Star and liquidated damages received by power plants in South Africa.
Income Tax Provision
The income tax expense was $0.9 million for the three months ended March 31, 2016, compared to $1.1 million for the three months ended March 31, 2015. For the three months ended March 31, 2016, the overall effective tax rate was different than the statutory rate of 35.0% primarily due to valuation allowance, tax holiday benefits, projected minimum taxes in foreign jurisdictions, and gross receipt taxes in Brazil. As of March 31, 2016, most jurisdictions were in a net deferred tax asset position. A valuation allowance is recorded against the deferred tax assets primarily because of the historical losses in those jurisdictions.

Liquidity and Capital Resources
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
               There have also been covenant defaults under certain of our project level financing arrangements, mainly because of delays in the delivery of project level audited financial statements and the delay in the filing of the Company’s audited annual financial statements for the year ended December 31, 2015, which was filed on Form 10-K on December 21, 2016. In addition, in a number of cases the SunEdison Bankruptcy resulted in defaults because SunEdison, Inc. and certain of its affiliates have been serving as operation and maintenance and asset management services providers or as guarantors under relevant contracts. We have been working diligently with our lenders to cure or waive instances of default, including through the completion of project level audits and the retention of replacement service providers. However, there can be no assurance that all remaining defaults will be cured or waived. All of our project level financing arrangements are on a non-recourse basis, and therefore these defaults do not directly affect the financial position of the Company. However, if the remaining defaults are not cured or waived, this would continue to restrict the ability of the relevant project companies to make distributions to us, which may affect our ability to meet certain covenants under the Company’s Revolver, or entitle certain project level lenders to demand repayment or enforce their security interests.
               Additionally, covenant defaults may occur in the future under the Company’s Revolver and the indenture governing our Senior Notes in the event of further delays in the filing of our periodic reports with the SEC and potential violation of financial covenants.  We have amended, or obtained waivers of, the relevant covenants in the Revolver and the indenture governing our Senior Notes to avoid any such defaults as a result of the delays, including, in the case of the indenture governing our Senior Notes, by extending the required filing dates of our Forms 10-Q for the quarter ended March 31, 2016 and for the quarter ended June 30, 2016 through December 26, 2016 and early March 2017, respectively. There can be no assurance that we will be able to file our periodic reports (including Forms 10-Q for the quarters ended June 30 and September 30, 2016 or any quarters thereafter) with the SEC within the periods currently required under our Revolver and the indenture governing our Senior Notes. The Revolver also contains financial covenants that the Company is required to meet on a quarterly basis, and management projections indicate that the Company could violate the Revolver’s debt service coverage covenant during 2017 which, if the Revolver is not amended or terminated, could cause a default under the Revolver and, depending on the outstanding amount under the Revolver at the time of such default, a cross-default on the Senior Notes.
               There can be no assurance that our lenders will agree to further extensions of financial statement filing dates or amendments to relevant covenants on acceptable terms or at all. As of December 23, 2016, the Revolver is undrawn, and in the event we are not able to cure or secure a waiver for a default under the Revolver, the Company’s available liquidity is sufficient to allow for the Revolver to be terminated, which would also avoid a cross-default on the Senior Notes. However, a default on the Senior Notes would permit the trustee or the holders of at least 25% in aggregate principal amount of notes outstanding to accelerate the Senior Notes.  The Company would likely not have sufficient liquidity to meet this obligation, which could have a material adverse effect on our business, results of operations, financial condition and ability to pay dividends. A default under the indenture governing our Senior Notes would also result in a cross-default under the Revolver that would permit the lenders holding more than 50% of the aggregate exposure under the Revolver to accelerate any outstanding principal amount of loans, terminate any outstanding letter of credit and terminate the outstanding commitments under our Revolver.
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
Liquidity Position
Total liquidity as of October 31, 2016 was approximately $0.7 billion, comprised principally of unrestricted cash and cash equivalents. The unrestricted cash and cash equivalents balance as of October 31, 2016 is comprised of $567.9 million and $110.0 million unrestricted cash and cash equivalents at the corporate and projects level, respectively. Unrestricted cash held at our project companies is available for project expenses but not available for corporate use. Total corporate liquidity excludes availability under the Revolver. As discussed under Note 8 - Long-term Debt above, on September 2, 2016, Global Operating LLC entered into a second supplemental indenture to the indenture governing the Senior Notes, under which Global Operating LLC agreed to repay the borrowing currently outstanding (other than the outstanding letters of credit) under the Revolver, as well as to restrictions on the ability of Global Operating LLC to further borrow under the Revolver until the earlier of March 8, 2017 or such time as SunEdison and its subsidiaries (other than the Company, TerraForm Power, Inc. and their respective subsidiaries) have disposed of all or substantially all of their equity interests in the Company and an offer has been made to repurchase the Senior Notes at a purchase price in cash at least equal to 101% of the applicable principal amount, plus accrued and unpaid interest and additional interest, if any, to the repurchase date (or a binding agreement to make such an offer has been entered into). As a result, the $350.0 million of availability under our Revolver is not included in our liquidity position as of October 31, 2016. Management believes that the Company’s liquidity position and cash flows from operations will be adequate to finance operating and maintenance capital expenditures, service debt and other liquidity commitments. Management continues to regularly monitor the Company’s ability to finance the needs of the operating, financing and investing activities of our business in light of current conditions affecting us and within the dictates of prudent balance sheet management.
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
Uses of Liquidity
Our principal requirements for liquidity and capital resources, other than for operating our business, can generally be categorized by the following: (i) debt service obligations; (ii) funding acquisitions, if any; and (iii) if and when declared by the Company, cash dividends to stockholders. Generally, once commercial operation is achieved, solar and wind power plants do not require significant capital expenditures to maintain operating performance. As of March 31, 2016, the cash consideration to be paid on account of our pending acquisitions was approximately $56.3 million. As of October 31, 2016, the Company has paid $35.4 million in relation to the pending acquisitions and the remaining amounts are still due. In addition, in April 2016, we used an additional $23.6 million to repay in full the project level indebtedness of the NSM 24 power plant. Prior to this repayment, the Company was in default on this project level indebtedness, however a waiver had been obtained through December 31, 2016. On September 8, 2016, the Company repaid $135.0 million loans outstanding under the Revolver.
Debt Service Obligations
The aggregate amounts of payments on long-term debt due after March 31, 2016 are as follows:

(In thousands)	Maturities
Maturities of long-term debt:	Remaining in 2016	2017	2018	2019	2020	Thereafter	Total
Corporate	—	—	—	135,000	—	751,605	886,605
Project level	7,727	10,730	10,090	13,566	17,331	311,818	371,262
Certain of our project level financing agreements contain provisions that provide the lenders with the right to accelerate debt maturity as a result of non-compliance with loan covenants. Therefore, these debt balances were reclassified from long-term to current as of March 31, 2016. We are currently working with the applicable project lenders to obtain waivers and/or forbearance agreements as we seek to cure such defaults; however, no assurances can be given that such waivers and/or forbearance agreements will be obtained.

Acquisitions

The Company expects to continue to acquire additional power plant assets. However, other than the BioTherm transaction discussed elsewhere herein, the Company has no commitments to make any such acquisitions.

Interest Payment Agreement
Immediately prior to the completion of the IPO on August 5, 2015, we entered into the Interest Payment Agreement with SunEdison, pursuant to which SunEdison agreed to pay an aggregate amount equal to all of the scheduled interest of up to $81.2 million on the Senior Notes through December 31, 2016, and up to an aggregate of $40.0 million in 2017, $30.0 million in 2018, $20.0 million in 2019 and $10.0 million in 2020, plus any interest due on any payment not remitted when due. SunEdison’s interest support payments due to the Company have been reduced by $2.9 million as a result of the $49.6 million of the Senior Notes that were extinguished under the open market repurchase program that began in December 2015 and continued through January 2016. SunEdison will not be obligated to pay any amounts due under the Senior Notes in connection with an acceleration of the payment of the principal amount of such indebtedness.
Upon expiration of the distribution forbearance period applicable to the Class B common stock that were issued to SunEdison at the time of our IPO, Global LLC will be entitled to set off any amounts owing by SunEdison pursuant to the Interest Payment Agreement against any and all amounts owed by Global LLC to SunEdison under the distribution provisions of the Global LLC Operating Agreement, and Global LLC may pay such amounts to Global Operating LLC. For the three months ended March 31, 2016, SunEdison paid Global LLC $41.2 million related to interest payments on the Senior Notes. SunEdison was not required to contribute capital in cash to fund interest on the Senior Notes or credit facility payments during the year ended December 31, 2015.
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
Cash Dividends to Investors
If and when we believe it is prudent to do so, we intend to cause Global LLC to distribute to its unit-holders in the form of a quarterly distribution a portion of the cash available for distribution that is generated each quarter after appropriate reserves for our working capital needs and the prudent conduct of our business. In turn, we expect to use the amount of cash available for distribution that we receive from such distribution to pay quarterly dividends to the holders of our Class A common stock. The cash available for distribution is likely to fluctuate from quarter to quarter and in some cases significantly if any power plants experience higher than normal downtime as a result of equipment failures, electrical grid disruption or curtailment, weather disruptions or other events beyond our control. We expect our dividend payout ratio to vary as we intend to maintain or increase our dividend despite variations in our cash available for distribution from period to period. The amount of cash available for distribution from period to period may also be adversely affected by other factors, such as SunEdison’s failure to perform substantially as obligated under its agreements with us, including the Interest Payment Agreement. As a result of the notice from SunEdison purporting to terminate the Interest Payment Agreement in July 2016, we do not expect SunEdison to perform under the Interest Payment Agreement going forward, including its obligation to pay to us up to an aggregate amount of $40.0 million in 2017, $30.0 million in 2018, $20.0 million in 2019 and $10.0 million in 2020, plus any interest due on any payment not remitted when due. See “Liquidity and Capital Resources - Interest Payment Agreement” above. We also expect to incur higher costs as we transition away from our historic dependence on SunEdison for corporate, management, administrative, project and other services and perform these services ourselves or hire substitute providers. See “Consolidated Results of Operations - Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015 - General and Administrative Expense” above. In addition, our exploration of strategic alternatives involves certain risks and uncertainties, which may, among other things, disrupt our business or adversely impact our revenue, operating results and financial condition. For additional information on these and other factors that may adversely affect the amount of cash available for distribution and, in turn, our ability to pay any dividend in future periods, see “Item 1A. Risk Factors - Risks Inherent in an Investment in TerraForm Global, Inc. - We may not be able to pay comparable or growing cash dividends to holders of our Class A common stock in the future” in our Annual Report on Form 10-K for the year ended December 31, 2015, which was filed on December 21, 2016. Please refer to the disclosures included elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2015, which was filed on December 21, 2016 (including disclosures under Item 1A. Risk Factors) and this quarterly report on Form 10-Q for additional information about the adverse impact of the SunEdison Bankruptcy on us and other risks and uncertainties we face.
Global LLC is a holding company and will be dependent on receiving cash distributions from Global Operating LLC in order to fund quarterly distributions to its unit-holders, including the Company. Global Operating LLC is also a holding company and will in turn be dependent on receiving cash distributions from its project companies to fund any distributions to Global LLC. The ability of such project companies to make cash distributions to Global Operating LLC may be restricted by, among other things, the provisions of existing and future indebtedness or other financing agreements, applicable national, provincial, state and local corporation laws and other laws and regulations, such as capital controls that either restrict investment by foreign sources, restrict the transfer of capital to foreign recipients or both. Some of the jurisdictions in which the power plants in our portfolio are located impose material limitations on their ability to make cash distributions to Global Operating LLC.

On February 29, 2016 the Company declared a quarterly dividend for the fourth quarter of 2015 on the Company’s Class A common stock of $0.275 per share, or $1.10 per share on an annualized basis. The dividend was paid on March 17, 2016 to stockholders of record as of March 10, 2016. No dividends were paid to SunEdison on its Class A common stock in light of SunEdison’s unpaid liabilities to the Company. We have not declared or paid a dividend for the first, second or third quarter of 2016. As a result of the SunEdison Bankruptcy, the limitations on our ability to access the capital markets for our corporate debt and equity securities, and other risks that we face as detailed in this unaudited quarterly report, we believe it is prudent to defer any decisions on paying dividends to our stockholders for the time being.

Cash Flow Discussion
We use traditional measures of cash flow, including net cash provided by operating activities, net cash provided by (used in) investing activities and net cash provided by (used in) financing activities to evaluate our periodic cash flow results.
Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015
The following table reflects the changes in cash flows for the comparative periods:

	Three Months Ended March 31,
(In thousands)	2016	2015	Change
Net cash (used in) provided by operating activities	$(7,228)	$1,374	$(8,602)
Net cash provided by (used in) investing activities	24,114	(52,494)	76,608
Net cash (used in) provided by financing activities	(22,829)	37,949	(60,778)
Net Cash (Used in)/Provided by Operating Activities

Net cash used in operating activities for the three months ended March 31, 2016 was $7.2 million, compared to net cash provided by operating activities for the three months ended March 31, 2015 of $1.4 million. The increase in net cash used by operations of $8.6 million was partly driven by cost of operations resulting from existing as well as acquired plants, as well as general and administrative costs.
Net Cash Provided by/(Used in) Investing Activities
Net cash provided by investing activities for the three months ended March 31, 2016 was $24.1 million and net cash used in investing activities for the three months ended March 31, 2015 was $52.5 million. The increase in net cash provided by investing activities of $76.6 million was driven by a decrease in capital expenditures from 2015 to 2016 of $26.8 million as more projects were under development during 2015, and an increase in restricted cash of $43.7 million as the cash became available for use.
Net Cash (Used in)/Provided by Financing Activities
Net cash used in financing activities for the three months ended March 31, 2016 was $22.8 million and net cash provided by financing activities for the three months ended March 31, 2015 was $37.9 million. The increase in net cash used in financing activities of $60.8 million was driven by a net $34.1 million borrowed for project debt financing in 2015, and $35.4 million of cash used to repay Senior Notes and $30.7 million of cash used to pay dividends in 2016.
Off-Balance Sheet Arrangements
As of the three-month period ended March 31, 2016 the Company had one outstanding $0.5 million letter of credit issued under the terms of the Revolver in support of the Alto Cielo acquisition. The Company was not party to any off-balance sheet arrangements as of March 31, 2015.

Recently Issued Accounting Standards
See Item 1. Financial Statements, Note 1 - Nature of Operations to the unaudited condensed consolidated financial statements.
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
Some of the important factors that could cause actual results to differ materially from our expectations, or cautionary statements, are listed below and further disclosed the Company’s other filings with the SEC from time to time, including without limitation the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, which was filed on December 21, 2016:

•	risks related to our relationship with SunEdison;

•
risks related to the voluntary filing by SunEdison Bankruptcy, including our transition away from reliance on SunEdison for management, corporate and accounting services, employees, critical systems and information technology infrastructure, and the operation, maintenance and asset management of our power plants, and the risk of recovery on our claims against SunEdison;

•
risks related to events of default and potential events of default arising under (i) our revolving credit facility, (ii) the indentures governing our Senior Notes due 2022 and/or (iii) project level financings and other agreements related to the SunEdison Bankruptcy, our failure to obtain corporate and/or project level audits, SunEdison’s failure to perform its obligations under project level agreements, and/or related adverse effects on our business and operations (including the delay in the filing of our periodic reports with the SEC) and other factors;

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

•
operating and financial restrictions placed on us and our subsidiaries related to agreements governing our indebtedness and other agreements of certain of our subsidiaries and project companies and in our Revolver;

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

•	the variability of wind and solar resources, which may result in lower than expected output of our power plants;

•	our ability to expand into new business segments or new geographies;

•	departure of some or all of the employees providing services to us, particularly executive officers or key employees and operations and maintenance or asset management personnel;

•	pending and future litigation;

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

•	potential conflicts of interests due to the fact that certain of our directors and executive officers are also directors and executive officers of TerraForm Power.

The Company disclaims any obligation to publicly update or revise any forward-looking statement to reflect changes in underlying assumptions, factors, or expectations, new information, data, or methods, future events, or other changes, except as required by law. The foregoing list of factors that might cause results to differ materially from those contemplated in the forward-looking statements should be considered in connection with information regarding risks and uncertainties, which are described in this unaudited quarterly report, as well as additional factors we may describe from time to time in other filings with the SEC. You should understand that it is not possible to predict or identify all such factors and, consequently, you should not consider any such list to be a complete set of all potential risks or uncertainties.

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
Interest Rate Risk
As of March 31, 2016, our corporate level debt consisted of the Senior Notes (fixed rate) and the Revolver (variable rate). The estimated fair value of our corporate level debt was approximately $707.2 million and the outstanding amount of our corporate level debt was $886.6 million. We estimate that a 100 bps, or 1.0%, increase or decrease in market interest rates for this debt would have decreased or increased the fair value of our long-term debt by$24.1 million.
As of March 31, 2016, our project level debt was at both fixed and variable rates. We have entered into interest rate derivatives to swap certain of our variable rate project level debt to a fixed rate. Although we intend to use hedging strategies to mitigate our exposure to interest rate fluctuations, we may not hedge all of our interest rate risk and, to the extent we enter into interest rate hedges, our hedges may not necessarily have the same duration as the associated indebtedness. Our exposure to interest rate fluctuations will depend on the amount of indebtedness that bears interest at variable rates, the time at which the interest rate is adjusted, the amount of the adjustment, our ability to prepay or refinance variable rate indebtedness when fixed rate debt matures and needs to be refinanced and hedging strategies we may use to reduce the impact of any increases in rates. We estimate that a hypothetical 50 bps, or 0.5%, increase or decrease in our variable interest rates pertaining to interest rate swaps would have decreased or increased the fair value of the swaps respectively by $6.3 million and $6.0 million for the quarter ended March 31, 2016.
Foreign Currency Risk
During the periods ended March 31, 2016 and December 31, 2015, all of our revenues were generated outside of the United States in Brazilian real, Chinese yuan renminbi, Indian rupee, Malaysian ringgit, South African rand and Thai baht, and were translated into the U.S. dollar, which is our reporting currency. Substantially all of the PPAs, operating and maintenance agreements, financing agreements and other contractual arrangements in our current portfolio are denominated in Brazilian real, Chinese yuan renminbi, Indian rupee, Malaysian ringgit, South African rand, and Thai baht.
We use currency forward contracts in certain instances to mitigate the financial market risks of fluctuations in foreign currency exchange rates. We manage our foreign currency exposures through the use of these currency forward contracts to reduce risks arising from the change in fair value of certain assets and liabilities denominated in foreign currencies. The objective of these practices is to minimize the impact of foreign currency fluctuations on our operating results. We estimate that a hypothetical 100 bps, or 1.0%, increase and decrease in foreign exchange rates would have the following impacts on our earnings for the three months ended March 31, 2016:

(In thousands)	-100 BPS	+100 BPS
Brazilian real	(927)	911
Chinese yuan renminbi	(165)	162
Indian rupee	(397)	401
Malaysian ringgit	(93)	96
South African rand	(277)	272
Thai baht	(137)	131
Total	(1,996)	1,973
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
There have also been covenant defaults under certain of our project level financing arrangements, mainly because of delays in the delivery of project level audited financial statements and the delay in the filing of the Company’s audited annual financial statements for the year ended December 31, 2015, which was filed on Form 10-K on December 21, 2016. In addition, in a number of cases the SunEdison Bankruptcy resulted in defaults because SunEdison, Inc. and certain of its affiliates have been serving as operation and maintenance and asset management services providers or as guarantors under relevant contracts. We have been working diligently with our lenders to cure or waive instances of default, including through the completion of project level audits and the retention of replacement service providers. However, there can be no assurance that all remaining defaults will be cured or waived. All of our project level financing arrangements are on a non-recourse basis, and therefore these defaults do not directly affect the financial position of the Company. However, if the remaining defaults are not cured or waived, this would continue to restrict the ability of the relevant project companies to make distributions to us, which may affect our ability to meet certain covenants under the Company’s Revolver, or entitle certain project level lenders to demand repayment or enforce their security interests.
Additionally, covenant defaults may occur in the future under the Company’s Revolver and the indenture governing our Senior Notes in the event of further delays in the filing of our periodic reports with the SEC and potential violation of financial covenants. We have amended, or obtained waivers of, the relevant covenants in the Revolver and the indenture governing our Senior Notes to avoid any such defaults as a result of the delays, including, in the case of the indenture governing our Senior Notes, by extending the required filing dates of our Forms 10-Q for the quarter ended March 31, 2016 and for the quarter ended June 30, 2016 through December 26, 2016 and early March 2017, respectively. There can be no assurance that we will be able to file our periodic reports (including Forms 10-Q for the quarters ended June 30 and September 30, 2016 or any quarters thereafter) with the SEC within the periods currently required under our Revolver and the indenture governing our Senior Notes. The Revolver also contains financial covenants that the Company is required to meet on a quarterly basis, and management projections indicate that the Company could violate the Revolver’s debt service coverage covenant during 2017 which, if the Revolver is not amended or terminated, could cause a default under the Revolver and, depending on the outstanding amount under the Revolver at the time of such default, a cross-default on the Senior Notes.
There can be no assurance that our lenders will agree to further extensions of financial statement filing dates or amendments to relevant covenants on acceptable terms or at all. As of December 23, 2016, the Revolver is undrawn, and in the event we are not able to cure or secure a waiver for a default under the Revolver, the Company’s available liquidity is sufficient to allow for the Revolver to be terminated, which would also avoid a cross-default on the Senior Notes. However, a default on the Senior Notes would permit the trustee or the holders of at least 25% in aggregate principal amount of notes outstanding to accelerate the Senior Notes. The Company would likely not have sufficient liquidity to meet this obligation, which could have a material adverse effect on our business, results of operations, financial condition and ability to pay dividends. A default under the indenture governing our Senior Notes would also result in a cross-default under the Revolver that would permit the lenders holding more than 50% of the aggregate exposure under the Revolver to accelerate any outstanding principal amount of loans, terminate any outstanding letter of credit and terminate the outstanding commitments under our Revolver.
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

Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
As disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015, which was filed on December 21, 2016, management identified material weaknesses in the Company’s internal control over financial reporting. We carried out an evaluation as of March 31, 2016, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were ineffective as of March 31, 2016 due to previously identified material weaknesses, which continued to exist as of March 31, 2016.
Notwithstanding such material weaknesses in internal control over financial reporting, our management concluded that our unaudited condensed consolidated financial statements in this report fairly present, in all material respects, the Company’s financial position, results of operations and cash flows as of the dates, and for the periods presented, in conformity with generally accepted accounting principles.
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

PART II. Other Information
Item 1. Legal Proceedings.
For a description of our legal proceedings, see Item 1. Note 16 - Commitments and Contingencies, to our unaudited condensed consolidated financial statements.
Item 1A. Risk Factors.
In addition to the information set forth elsewhere in this quarterly report, you should carefully consider the factors under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015, which was filed on December 21, 2016. These risks could materially and adversely affect our business, financial condition and results of operations. There have been no material changes in the Company's risk factors from those described in our Form 10-K for the year ended December 31, 2015.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
Senior Notes
See Item 1. Note 8 - Long-Term Debt to our unaudited condensed consolidated financial statements for a description of notices of default received by the Company under the Senior Notes.

Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None.
Item 6. Exhibits.
See the Exhibit Index following the signature page of this report.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TERRAFORM GLOBAL, INC.

		By:	/s/ Rebecca J. Cranna
Date:	December 23, 2016		Name:	Rebecca J. Cranna
			Title:	Executive Vice President and Chief Financial Officer (Principal financial officer)

EXHIBIT INDEX

Number	Description
10.1
First Amendment to the Project Investment Agreement, dated as of March 23, 2016, by and between TerraForm Global, Inc. and SunEdison, Inc. (incorporated by reference to Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K filed on December 21, 2016).

10.2
First Amendment to Credit and Guaranty Agreement, dated as of March 30, 2016, by and among TerraForm Global Operating, LLC, the other credit parties party thereto, Goldman Sachs Bank USA, as a lender and as administrative agent and the other lenders party thereto (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on May 10, 2016).

31.1	Certification by the Chief Executive Officer of TerraForm Global, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification by the Chief Financial Officer of TerraForm Global, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32*	Certification by the Chief Executive Officer and the Chief Financial Officer of TerraForm Global, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* This information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.