Form 10-Q
period 2016-06-30
TERRAFORM GLOBAL, INC.
filed 2017-01-31
CIK 1620702

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _____________________________________________________________________________
FORM 10-Q
 _____________________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
To
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐     No  ☒

As of December 31, 2016, there were 113,228,527 shares of Class A common stock outstanding, 61,343,054 shares of Class B common stock outstanding, and no shares of Class B1 common stock outstanding.

TerraForm Global, Inc. and Subsidiaries
Table of Contents
Form 10-Q

PART I . Financial Information

Item 1. Financial Statements.

TERRAFORM GLOBAL, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Operating revenues, net	$56,430	$25,681	$104,116	$43,487
Operating costs and expenses:
Cost of operations	7,114	2,751	12,316	3,109
Cost of operations - affiliate	4,683	1,369	9,713	2,333
General and administrative	(1,740)	2,931	1,207	7,417
General and administrative - affiliate	15,965	3,852	23,202	6,819
Acquisition, formation and related costs	83	13,683	10,088	13,683
Depreciation, accretion and amortization	13,025	3,336	27,597	6,071
Total operating costs and expenses	39,130	27,922	84,123	39,432
Operating income (loss)	17,300	(2,241)	19,993	4,055
Other expense (income):
Loss (gain) on the extinguishment of debt	526	1,219	(5,735)	1,219
Interest expense, net	28,975	28,186	62,638	45,007
Gain on previously held equity investment	—	(1,426)	—	(1,426)
Gain on foreign currency exchange	(13,882)	(6,686)	(26,231)	(6,974)
Other income, net	(6,061)	(187)	(13,031)	(317)
Total other expenses, net	9,558	21,106	17,641	37,509
Income (loss) before income tax expense	7,742	(23,347)	2,352	(33,454)
Income tax expense (benefit)	2,061	(668)	2,919	450
Net income (loss)	5,681	$(22,679)	$(567)	$(33,904)
Less: gain attributable to non-controlling interests	4,584		2,968
Net income (loss) attributable to TerraForm Global, Inc. Class A common stockholders	$1,097		(3,535)

Weighted average number of shares:
Class A common stock - Basic and diluted	106,856		106,856
Earnings (loss) per share:
Class A common stock - Basic and diluted	$0.01		$(0.03)
See accompanying notes to unaudited condensed consolidated financial statements.

TERRAFORM GLOBAL, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net income (loss)	$5,681	$(22,679)	$(567)	$(33,904)
Other comprehensive income (loss):
Net foreign currency translation adjustments	34,225	(2,338)	38,782	2,139
Net unrealized gain (loss) on hedging instruments	2,139	(4,147)	(12,324)	(4,250)
Other comprehensive income (loss), net of tax	36,364	(6,485)	26,458	(2,111)
Total comprehensive income (loss)	$42,045	(29,164)	25,891	(36,015)
Less: Predecessor comprehensive loss prior to initial public offering on August 5, 2015	—	(29,164)	—	(36,015)
Comprehensive income subsequent to initial public offering	42,045	$—	25,891	$—
Less: Comprehensive income attributed to non-controlling interest:
Net income	4,584		$2,968
Net foreign currency translation adjustments	13,453		$15,285
Net unrealized gain (loss) on hedging instruments	1,433		(8,249)
Comprehensive income attributed to non-controlling interest	19,470		10,004
Comprehensive income attributed to Class A common stockholders	22,575		15,887
See accompanying notes to unaudited condensed consolidated financial statements.

TERRAFORM GLOBAL, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
(In thousands, except per share data)	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$870,494	$922,318
Current portion of restricted cash, including consolidated variable interest entities of $61,590 in June 30, 2016 and $46,321 in December 31, 2015	72,264	119,151
Accounts receivable, net	41,931	30,287
Prepaid expenses and other current assets, including consolidated variable interest entities of $100,411 in June 30, 2016 and $123,876 in December 31, 2015	117,841	139,335
Total current assets	1,102,530	1,211,091
Power plants, net, including consolidated variable interest entities of $461,067 in June 30, 2016 and $460,042 in December 31, 2015	1,375,254	1,206,604
Restricted cash	18,003	22,682
Intangible assets, net, including consolidated variable interest entities of $51,362 in June 30, 2016 and $51,159 in December 31, 2015	70,054	70,630
Equity method investment	—	73,249
Deposit for acquisitions, net	49,733	51,101
Other assets	40,211	51,809
Total assets	$2,655,785	$2,687,166
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt, including consolidated variable interest entities of $333,144 in June 30, 2016 and $326,535 in December 31, 2015	$324,225	$319,498
Accounts payable	23,555	8,491
Accrued expenses and other current liabilities, including consolidated variable interest entities of $46,773 in June 30, 2016 and $15,496 in December 31, 2015	111,305	129,437
Due to Sun Edison, net	29,326	44,254
Total current liabilities	488,411	501,680
Long-term debt, less current portion	888,082	952,653
Asset retirement obligations	10,855	8,629
Other long-term liabilities	8,044	1,455
Deferred tax liabilities, including consolidated variable interest entities of $38,615 in June 30, 2016 and $37,295 in December 31, 2015	43,494	39,482
Total liabilities	1,438,886	1,503,899
Stockholders’ Equity:
Preferred stock, par value $0.01 per share, 50,000,000 shares authorized, no shares issued and outstanding at June 30, 2016 or December 31, 2015	—	—
Class A common stock, par value $0.01 per share, 2,750,000,000 shares authorized, 113,101,162 shares issued and outstanding at June 30, 2016, 114,630,318 shares issued and outstanding at December 31, 2015	1,131	1,146
Class B common stock, par value $0.01 per share, 200,000,000 shares authorized, 61,343,054 shares issued and outstanding at June 30, 2016 and December 31, 2015	613	613
Class B1 common stock, par value $0.01 per share, 550,000,000 shares authorized, no shares issued or outstanding in 2016 or 2015	—	—
Treasury stock	(28)	(28)
Additional paid-in capital	935,492	923,740
Accumulated deficit	(215,664)	(212,129)
Accumulated other comprehensive loss	8,241	(11,181)
Total TerraForm Global, Inc. stockholders’ equity	729,785	702,161
Non-controlling interests	487,114	481,106
Total stockholders’ equity	1,216,899	1,183,267
Total liabilities and stockholders’ equity	$2,655,785	$2,687,166
See accompanying notes to unaudited condensed consolidated financial statements.

TERRAFORM GLOBAL, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Controlling Interests												Non-controlling Interests
	Class A Common Stock		Class B Common Stock		Class B1 Common Stock		Treasury Stock		Additional Paid-in-Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)			Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)
(In thousands, except per share data)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount				Total	Capital			Total	Total Stockholders’ Equity
Balance at December 31, 2015	114,630,318	$1,146	61,343,054	$613	—	$—	5,244	$(28)	$923,924	$(212,661)	$(11,253)	$701,741	$609,416	$(118,995)	$(9,753)	$480,668	$1,182,409
Investments in NPS and WXA	—	$—	—	$—	—	$—	—	$—	$(184)	$532	$72	$420	$(191)	$554	$75	$438	$858
Balance at December 31, 2015 (Recasted)	114,630,318	$1,146	61,343,054	$613	—		5,244	$(28)	$923,740	$(212,129)	$(11,181)	$702,161	$609,225	$(118,441)	$(9,678)	$481,106	$1,183,267
Class A shares forfeited on termination of employment	(1,529,156)	(15)	—	—	—		—	—	15	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—		—	—	1,972	—	—	1,972	—	—	—	—	1,972
Net income (loss)	—	—	—	—	—		—	—	—	(3,535)	—	(3,535)	—	2,968	—	2,968	(567)
Net SunEdison Investment	—	—	—	—	—		—	—	—	—	—	—	36,443	—	—	36,443	36,443
Other comprehensive loss	—	—	—	—	—		—	—	—	—	19,422	19,422	—	—	7,036	7,036	26,458
Dividends paid	—	—	—	—	—		—	—	(30,674)	—	—	(30,674)	—	—	—	—	(30,674)
Transfer of equity interest from non-controlling to controlling	—	—	—	—	—		—	—	14,869	—	—	14,869	(14,869)	—	—	(14,869)	—
Equity reallocation	—	—	—	—	—		—	—	25,570	—	—	25,570	(25,570)	—	—	(25,570)	—
Balance at June 30, 2016	113,101,162	$1,131	61,343,054	$613	—		5,244	$(28)	$935,492	$(215,664)	$8,241	$729,785	$605,229	$(115,473)	$(2,642)	$487,114	$1,216,899
See accompanying notes to unaudited condensed consolidated financial statements.

TERRAFORM GLOBAL, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(567)	$(33,904)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization of deferred financing costs	1,768	13,929
Depreciation, amortization and accretion	27,597	6,071
Stock-based compensation expense	1,972	—
Change in fair value of interest rate swaps	4,638	(470)
Gain on previously held equity investment	—	(1,426)
(Gain) loss on extinguishment of debt	(5,735)	1,219
Unrealized gains on foreign currency, net	(21,239)	—
Deferred tax (benefit) expense	(511)	450
Changes in assets and liabilities:
Accounts receivable	3,366	(5,927)
Prepaid expenses and other current assets	7,915	(9,934)
Accounts payable, accrued expenses, and other current liabilities	(9,584)	13,711
Due to/from SunEdison, net	(3,192)	23,120
Other noncurrent assets and liabilities	(2,838)	9,519
Net cash provided by operating activities	3,590	16,358
Cash flows from investing activities:
Capital expenditures	(47,105)	(94,475)
Change in cash committed for construction	—	20,493
Change in restricted cash	57,103	(55,854)
Cash paid for acquisitions, net of cash acquired	(32,128)	(113,851)
Deposits on investments	—	(860)
Cash acquired upon FERSA consolidation	8,022	—
Returns from BioTherm escrow and deposits	3,775	—
Net cash used in investing activities	(10,333)	(244,547)
Cash flows from financing activities:
Proceeds from Bridge Facility	—	400,000
Repayments on Bridge Facility	—	(91,469)
Repayments of the 2022 Senior Notes	(35,441)	—
Proceeds from system debt financing	—	48,800
Repayments of system debt financing	(29,477)	(98,041)
Net SunEdison investment	48,983	7,245
Dividends paid	(30,674)	—
Proceeds from private placement, net of fee	—	485,933
Proceeds from loans from parent and affiliates	—	5,111
Payment of deferred financing costs	—	(11,779)
Net cash (used in) provided by financing activities	(46,609)	745,800
Net (decrease) increase in cash and cash equivalents	(53,352)	517,611
Effect of exchange rate changes on cash and cash equivalents	1,528	(19)
Cash and cash equivalents at beginning of period	922,318	150,146
Cash and cash equivalents at end of period	$870,494	$667,738
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
Additionally, covenant defaults may occur in the future under the Revolver and the indenture governing our 9.75% senior notes due 2022 (the “Senior Notes”) in the event of further delays in the filing of our periodic reports with the SEC and potential violation of financial covenants. There can be no assurance that we will be able to file our periodic reports (including our Form 10-Q for the quarter ended September 30, 2016, our Form 10-K for the year ended December 31, 2016 and our Form

10-Q for the quarter ended March 31, 2017 or any quarters thereafter) with the SEC within the periods currently required under our Revolver and the indenture governing our Senior Notes. The Revolver also contains financial covenants that the Company is required to meet on a quarterly basis, and management projections indicate that the Company could violate the Revolver’s debt service coverage covenant during 2017 which, if the Revolver is not amended or terminated, could cause a default under the Revolver and, depending on the outstanding amount under the Revolver at the time of such default, a cross-default on the Senior Notes.
There can be no assurance that our lenders will agree to further extensions of financial statement filing dates or amendments to relevant covenants on acceptable terms or at all. As of January 30, 2017, the Revolver is undrawn, and in the event we are not able to cure or secure a waiver for a default under the Revolver, the Company’s available liquidity is sufficient to allow for the Revolver to be terminated, which would also avoid a cross-default on the Senior Notes. However, a default on the Senior Notes would permit the trustee or the holders of at least 25% in aggregate principal amount of notes outstanding to accelerate the Senior Notes. The Company would likely not have sufficient liquidity to meet this obligation, which could have a material adverse effect on our business, results of operations, financial condition and ability to pay dividends. A default under the indenture governing our Senior Notes would also result in a cross-default under the Revolver that would permit the lenders holding more than 50% of the aggregate exposure under the Revolver to accelerate any outstanding principal amount of loans, terminate any outstanding letter of credit and terminate the outstanding commitments under our Revolver.
The risk of substantive consolidation of the Company with SunEdison and inclusion in the SunEdison Bankruptcy, as well as the risk of future covenant defaults under the Revolver and the indenture governing our Senior Notes, raise substantial doubt about the Company’s ability to continue as a going concern.
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with SEC regulations for interim financial information. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America ("U.S. GAAP") for complete financial statements. The financial statements should be read in conjunction with the accounting policies and other disclosures as set forth in the notes to the Company’s annual financial statements for the year ended December 31, 2015, filed with the SEC on Form 10-K on December 21, 2016.
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
For all periods prior to our initial public offering (“IPO”) on August 5, 2015, the accompanying unaudited condensed consolidated financial statements reflect the operations of SunEdison Emerging Markets Co. (the "Predecessor"), which consisted of the assets that the Company acquired from SunEdison and third parties prior to and concurrently with the closing of the IPO, and were prepared using SunEdison’s historical basis in these assets and liabilities. For all periods subsequent to the IPO, the accompanying unaudited condensed consolidated financial statements represent the results of TerraForm Global, Inc., which consolidates Global LLC through its controlling interest.

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all material adjustments consisting of normal and recurring adjustments necessary to present fairly the Company’s unaudited condensed consolidated financial position as of June 30, 2016, and the results of operations, comprehensive income and cash flows for the six months ended June 30, 2016 and 2015.
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

Restricted Cash

Restricted cash consists of cash on deposit in financial institutions that is restricted to satisfy the requirements of certain debt and acquisition agreements and funds held within the Company's project companies that are restricted for current debt service payments and other purposes in accordance with the applicable debt agreements. These restrictions include: (i) cash on deposit in collateral accounts, debt service reserve accounts, and maintenance reserve accounts; and (ii) cash on deposit in operating accounts but subject to distribution restrictions due to debt defaults, as of the balance sheet dates.

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
In April 2015, the FASB issued ASU 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheets as a direct deduction from the carrying amount of that debt liability. In August 2015, the FASB issued ASU 2015-15, Interest - Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of Credit Arrangements. ASU 2015-15 indicates that an entity may defer and present debt issuing costs associated with line-of-credit arrangements as an asset and subsequently amortize the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. ASU 2015-03 and ASU 2015-15 are effective on a retrospective basis for annual and interim periods beginning on or after December 15, 2015. The Company adopted ASU 2015-03 and ASU 2015-15 as of January 1, 2016, which resulted in a reclassification of $21.4 million and $23.6 million from deferred financing costs, net to long-term debt and financing lease obligations, including current portion, as of June 30, 2016 and December 31, 2015, respectively.

In April 2015, the FASB issued ASU 2015-06 Earnings Per Share (Topic 260), which provides guidance on the presentation of historical earnings per unit under the two-class method for transfers of net assets between entities under common control. ASU 2015-06 is effective for the Company for the fiscal year ending December 31, 2016 and interim periods therein.

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
In November 2016, the FASB issued ASU 2016-18, Statement of Cashflows (Topic 320): Restricted Cash a Consensus of the FASB Emerging Issues Task Force. The amendments require that a statement of cash flows to explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The amendments in this update do not provide a definition of restricted cash or restricted cash equivalents. ASU 2016-18 is effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years. The Company is evaluating the effect of this standard on its consolidated financial statements.
In December 2016, the FASB issued ASU 2016-19, Technical Corrections and Improvements. The amendments cover a wide range of topics in the Accounting Standards Codification, including differences between original guidance and the Accounting Standards Codification, guidance clarification and reference corrections, simplification and minor improvements. The adoption of ASU 2016-19 is effective for annual periods, including interim periods, within those annual periods, beginning after December 15, 2016. The Company is evaluating the effect of this standard on its consolidated financial statements.
In December 2016, the FASB issued ASU 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers. The amendments in this update are of a similar nature to the items typically addressed in the ASU 2016-19, Technical Corrections and Improvements. However, the FASB decided to issue a separate update for technical corrections and improvements to Topic 606 and other Topics amended by ASU 2014-09 to increase stakeholders’ awareness of the proposals and to expedite improvements to ASU 2014-09. The adoption of ASU 2016-20 is effective from the periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Early adoption is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company is evaluating the effect of this standard on its consolidated financial statements.
In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. The amendment seeks to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill and consolidation. The adoption of ASU 2017-01 is effective for annual periods beginning after December 15, 2017, including interim periods within those periods. The amendments should be applied prospectively on or after the effective dates. The Company is evaluating the effect of this standard on its consolidated financial statements.

2. TRANSACTIONS BETWEEN ENTITIES UNDER COMMON CONTROL
Recast of Historical Financial Statements
On February 24, 2016, the Company acquired two solar power plants in Thailand from SunEdison, NPS Star and WXA, with an aggregate net capacity of 35.6 MW, which resulted in a recast of the consolidated balance sheet as of December 31, 2015. The previously reported consolidated statement of cash flows and consolidated statements of operations of the Predecessor for the six months ended June 30, 2015 include WXA and NPS Star, thus no recast of these statements is required. Both of these power plants began operations at the end of December 2015.
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

3. ACQUISITIONS
First and Second Quarter 2016 Acquisitions
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
Acquisition of Alto Cielo
On April 8, 2016, the Company completed the acquisition of a 100.0% ownership interest in the Alto Cielo solar power plant located in Uruguay with an aggregate net capacity of 26.4 MW from Solarpack Corporación Tecnológica, S.L. The power plant reached commercial operation in March 2016. The aggregate cash consideration paid for the Alto Cielo power plant was $32.3 million, of which $1.8 million was being held in escrow accounts as of June 30, 2016 until certain conditions are met.
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
As a result of the Renova Transaction, Renova is entitled to appoint one director to the Company’s board of directors (the "Board"), and such right will continue so long as Renova holds at least 28.0% of the 20,327,499 shares of the Company’s Class A common stock that Renova received in connection with the Renova Transaction. As of June 30, 2016, Renova held 20,327,499, or 100.0% of those shares. Renova has not exercised its right to appoint a director to the Board.
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
The net sales and net loss related to the foregoing acquisitions are reflected in the accompanying unaudited condensed consolidated statements of operations for the six months ended June 30, 2016 as shown below.

	Six Months Ended June 30, 2016
(In thousands)	FERSA	Alto Cielo
Net sales	4,103	679
Net (loss) income	(582)	266
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

	Six Months Ended June 30,
(In thousands)	2016	2015 ProForma
Net sales	$104,527	$48,435
Net loss	(373)	(34,131)

Acquisition Accounting
The acquisition date allocation of assets and liabilities for the above acquisitions as of June 30, 2016 is as follows:

	2016
(In thousands)	FERSA Final	Alto Cielo Preliminary

Cash and cash equivalents	$8,022	$190
Restricted cash	—	1,923
Accounts receivable	4,220	311
Power plants	55,312	35,530
Intangible assets	8,400	—
Other assets	1,182	2,738
Total assets acquired	77,136	40,692
Accrued expenses and other current liabilities	4,479	3,670
Deferred tax liabilities	1,518	673
Long-term debt, including current portion	38,746	4,031
Total liabilities assumed	44,743	8,374
Fair value of net assets acquired	$32,393	$32,318
The initial accounting for the Alto Cielo business combination is not complete because the evaluation necessary to assess the fair values of certain assets acquired and liabilities assumed is in process. The initial accounting for Alto Cielo is preliminary, as such all assets and liabilities are presented at historical book value with the exception of power plants, which includes a preliminary fair value estimate. The preliminary amounts are subject to revision until the evaluations are completed to the extent that any additional information is obtained about the facts and circumstances that existed as of the acquisition date.
Subsequent Events
Transfer of Balance of Equity in Certain Projects in India
In October 2016, SunEdison transferred to the Company 11.0% of the equity interests in the Millenium solar power plant in India for cash consideration of approximately $1.0 million. In addition, SunEdison transferred to the Company the balance of 51.0% of the equity interests in the Focal solar power plant in India following the expiration of the equity lock-up period in the applicable PPAs, at which time the Company was required to make a cash payment of $0.5 million to the original project developer, a third party. Consideration for the transfer of the balance of 51.0% of the equity interests in the Focal power plant was received by SunEdison in the form of shares of the Company’s Class B common stock that were issued to SunEdison at the time of our IPO, and there was no further payment made by the Company to SunEdison at the time of the transfer.
In October 2016, the Company also entered into arrangements with SunEdison for the transfer of the balance of the equity interests in the Millenium, Azure, ESP Urja and SE-25 solar power plants in India, in each case following the expiration of the equity lock-up period in the applicable PPAs (ranging from November 2016 to March 2017) and without further action by SunEdison. Consideration for the transfer of the balance of the equity interests in these power plants was received by SunEdison in the form of shares of the Company’s Class B common stock that were issued to SunEdison at the time of our IPO, and there is no further payment to be made by the Company to SunEdison at the time of these planned transfers. In accordance with these arrangements, in November and December 2016, the balance of 26.0% of the equity interests in Azure and ESP Urja, respectively, was transferred to the Company, and in January 2017 the balance of 26% of Millenium was transferred to the Company.
Pending Acquisition
Acquisition of BioTherm
In April 2015, the Company entered into purchase and sale agreements to acquire a controlling interest in three operating power plants located in South Africa with an aggregate net capacity of 32.6 MW from BTSA Netherlands Cooperatie U.A. (“BioTherm”). The aggregate consideration payable for the controlling interests in these three power plants is approximately $74.5 million in cash, comprised of approximately $67.6 million, and ZAR 100.4 million (approximately $6.7 million as of June 30, 2016), plus 544,055 shares of the Company’s Class A common stock, which is fixed in accordance with the purchase and sale agreements. The aggregate consideration includes amounts for certain additional rights and services. The completion of the BioTherm transaction remains subject to obtaining consents from project lenders and is expected to occur in the first quarter of 2017.
In August 2015, the Company paid $65.6 million in cash for the interests in the solar power plants Aries and Konkoonsies, and the wind power plant Klipheuwel, as well as certain additional rights. In addition to the cash consideration, the Company provided 544,055 shares of its Class A common stock as consideration for the interests in the three power plants. Approximately $20.3 million of the cash payment and all of the 544,055 shares of the Company’s Class A common stock were deposited into an escrow account. The remaining cash portion of this escrow deposit is reported as non-current restricted cash on the Company’s unaudited condensed consolidated balance sheet as of June 30, 2016. The remaining paid consideration of $43.9 million in cash and the August 2015 fair value of the 544,055 shares are reported as a deposit for acquisitions on the Company’s unaudited condensed consolidated balance sheet as of June 30, 2016.
As of June 30, 2016, the remaining balance due was approximately $8.9 million, comprised of $2.0 million and ZAR 11.6 million (approximately $0.8 million) due to BioTherm and ZAR 88.9 million (approximately $5.9 million) due to minority interest shareholders. Prior to the completion of the BioTherm transaction, BioTherm is required to direct the payment of all distributions from the Klipheuwel power plant to the Company, and the Company and BioTherm are required to jointly direct the release of amounts equal to the cash distributions from the Aries and Konkoonsies solar power plants from the escrow to the Company.
Pending receipt of the consents from the project lenders, the Company may at its discretion direct a sale of the power plants to a third party. In respect of the Aries and Konkoonsies solar power plants, due to the fact that the closing did not occur by November 30, 2016, the parties have engaged in discussion to agree upon an alternative structure that would permit release of the escrowed funds as required pursuant to the applicable purchase and sale agreements. Failure to complete the transaction with respect to the Aries and Konkoonsies solar power plants, or to reach agreement upon an alternative structure that would permit release of the escrowed funds, by February 14, 2017 would entitle BioTherm to sell the Aries and Konkoonsies solar power plants to a third party. Upon closing of a sale to a third party, all sale proceeds are required to be paid to the Company, any amounts remaining in the escrow account are required to be released to BioTherm and the Company is required to pay the remainder of the purchase price.
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
425 MW India Projects
See Note 5 - Deposits for Acquisitions for information regarding the 425 MW India Projects.
In September 2016, the Company reached an agreement with certain subsidiaries of SunEdison pursuant to which the Company consented to the sale of certain of SunEdison’s subsidiaries’ assets to a third party buyer (the “Third Party Sale Transaction”). The Third Party Sale Transaction is being conducted in connection with SunEdison’s bankruptcy process and includes the Uruguay Projects, the Bora Bora Poly wind power project in India and the 425 MW India Projects. The Company has agreed not to pursue claims against a third party buyer of these projects, however the Company has retained all of its claims against SunEdison and its affiliated persons. As a condition to the Company’s consent to the Third Party Sale Transaction, the Company and certain subsidiaries of SunEdison that directly or indirectly own the assets that are subject to the Third Party Sale Transaction have entered into a proceeds sharing arrangement pursuant to which the Company is entitled to receive a portion of the cash proceeds received by the SunEdison parties in the Third Party Sale Transaction. In September 2016, the Company received $6.7 million in cash proceeds from this arrangement, which will be classified as other income in the period received. The Company has not received, and does not expect to receive, any additional cash proceeds from this arrangement going forward.
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

Renova - ESPRA
On March 29, 2016, the Company entered into a Termination Agreement (the “Termination Agreement”) with Renova with respect to the Securities Purchase Agreement dated July 15, 2015 among the Company, SunEdison and Renova relating to the ESPRA hydro-electric power plant (the “ESPRA SPA”). The Termination Agreement provides that, subject to the satisfaction of certain conditions, the ESPRA SPA will be terminated by mutual agreement of the Company and Renova. These conditions were satisfied on March 31, 2016 and the ESPRA SPA has been terminated. The Termination Agreement required the Company to pay Renova $10.0 million in connection with the termination of the ESPRA SPA. The Company made this payment on April 1, 2016, and recorded it as Acquisition, formation and related costs in the accompanying unaudited condensed consolidated statement of operations for the three and six months ended June 30, 2016. Pursuant to the Termination Agreement, the Company and Renova have granted each other full releases of any further obligations under the ESPRA SPA. As further described in Note 16 - Commitments and Contingencies, on July 14, 2016, Renova filed a request for arbitration against the Company and certain subsidiaries related to the Renova Transaction including, but not limited to, claims that the Company was liable to satisfy SunEdison’s obligations under a put/call arrangement entered into between SunEdison and Renova in connection with the Renova Transaction, and claims for common law fraud and securities fraud in connection with the Salvador and Bahia transactions.

4. POWER PLANTS
Power plants, net consists of the following:

(In thousands)	June 30, 2016	December 31, 2015
Land	$11,225	$9,749
Wind power plants	773,869	562,086
Solar power plants	658,412	674,856
Total power plants in service, at cost	1,443,506	1,246,691
Less: accumulated depreciation	(69,180)	(40,600)
Total power plants in service, net	1,374,326	1,206,091
Construction in progress - solar projects	928	513
Total power plants, net	$1,375,254	$1,206,604
The Company recorded depreciation expense, including foreign currency translation adjustments, related to power plants of $12.1 million and $25.8 million for the three and six months ended June 30, 2016, respectively, as compared to $3.0 million and $5.7 million, respectively, for the same period in the prior year.
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
Certain of our solar power plants in India are entitled to receive viability gap funding support in an amount determined through a competitive bidding process. Such payment is made to the solar power plant over a five-year period from the date such solar plant commences operations and is funded by India’s National Clean Energy Fund. The Company recorded the awarded viability gap funding as a reduction to the cost of power plants in service, with a $1.8 million and $10.7 million receivable included in current other assets as of June 30, 2016 and December 31, 2015, respectively, and $7.0 million and $7.1 million in other assets in the unaudited condensed consolidated balance sheet as of June 30, 2016 and December 31, 2015, respectively. The current portion of the viability gap funding includes the initial 50% receivable following the solar power plant's commercial operation date and the 10% receivable in the first year thereafter. As of June 30, 2016, the Company received $8.9 million of the initial 50% receivable, $1.8 million remained within other current assets and $7.0 million remained within other assets in the unaudited condensed consolidated balance sheet as of June 30, 2016. The remaining annual 10% receivable was due before December 31, 2016 and is presented within prepaid expenses and current other assets as of June 30, 2016. This amount is expected to be received in the first quarter of 2017.

5. DEPOSITS FOR ACQUISITIONS
Deposits for acquisitions consist of:

	As of June 30,	As of December 31,
(In thousands)	2016	2015
India PSA payment to SunEdison	$231,000	$231,000
BioTherm payment	51,101	51,101
Total deposits for acquisitions	282,101	282,101
Less: provision for contingent loss	(231,000)	(231,000)
Less: BioTherm distribution	(1,368)	—
Total deposits for acquisitions, net	$49,733	$51,101
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
The $231.0 million paid by the Company in accordance with the India PSA was reported as a deposit for acquisitions on the Company’s consolidated balance sheets as of June 30, 2016 and December 31, 2015. However, the Company determined that the deposit for acquisitions of the 425 MW India Projects was not realizable as of December 31, 2015 and recorded a provision for contingent loss of the full $231.0 million in the consolidated balance sheets as of December 31, 2015 and June 30, 2016.
As previously described in Note 3 - Acquisitions, the Third Party Sale Transaction is being conducted in connection with SunEdison’s bankruptcy process and includes the 425 MW India Projects.
BioTherm
In August 2015, the Company paid $65.6 million in cash for the interests in the solar power plants Aries and Konkoonsies and the wind power plant Klipheuwel, as well as certain additional rights. In addition to the cash consideration, the Company provided 544,055 shares of its Class A common stock, for total consideration of $71.4 million. In accordance with the funding arrangements, during the first quarter of 2016 the Company received $2.3 million from the escrow account holding the purchase consideration for the solar power plants Aries and Konkoonsies, which reduced the outstanding balance of the escrow account from $20.3 million to $18.0 million as of June 30, 2016. Cash paid to the escrow account was reported as non-current restricted cash in the Company’s unaudited condensed consolidated balance sheet. Also, in the first quarter of 2016 the Company received a $1.4 million distribution from BioTherm with respect to the Klipheuwel wind power plant. There were no payments received from BioTherm during the second quarter of 2016. The remaining paid consideration of $43.9 million in cash and the August 2015 fair value of the 544,055 shares were reported as a deposit for acquisitions on the Company’s unaudited condensed consolidated balance sheet as of June 30, 2016. The completion of the BioTherm transaction remains subject to obtaining consents from the project lenders and is expected to occur in the first quarter of 2017. See Note 3 - Acquisitions for additional details related to this acquisition.

In accordance with the funding arrangements, during the third and fourth quarters of 2016 the Company received an additional $1.7 million from the escrow account with respect to the Aries and Konkoonsies solar power plants, and $1.1 million from BioTherm with respect to the Klipheuwel wind power plant.

6. INTANGIBLE ASSETS
The following table presents the gross carrying amount and accumulated amortization of intangible assets as of June 30, 2016:

(In thousands, except weighted average amortization period)	Remaining Weighted Average Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Accumulated Currency Translation Adjustment	Net Book Value
In-place value of market rate revenue contracts	19	$84,643	$(3,537)	$(11,052)	$70,054
The following table presents the gross carrying amount and accumulated amortization of intangibles as of December 31, 2015:

(In thousands, except weighted average amortization period)	Remaining Weighted Average Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Accumulated Currency Translation Adjustment	Net Book Value
In-place value of market rate revenue contracts	20	$84,643	$(1,632)	$(12,381)	$70,630
As of June 30, 2016, the Company had PPAs that were obtained through acquisitions (see Note 3 - Acquisitions). Revenue contracts are amortized on a straight line basis over the useful life of the agreements, which range from 20 to 25 years as of June 30, 2016. Amortization expense related to the revenue contracts is recognized in the unaudited condensed consolidated statements of operations as either a reduction or increase of revenue when the contract rate is above or below market rates (favorable or unfavorable) or within depreciation, accretion and amortization expense when the contract rate is equal to market rates (in-place). The amortization expense for the three and six months ended June 30, 2016 was $1.0 million and $1.9 million, respectively. For the three and six month periods ended June 30, 2016, $0.2 million and $0.4 million, respectively, was recorded as a reduction of revenue and $0.8 million and $1.5 million, respectively, was recorded within the depreciation, accretion, and amortization line item in the consolidated statement of operations.
7. VARIABLE INTEREST ENTITIES
The Company consolidates any variable interest entities (“VIEs”) in power plants in which it is the primary beneficiary. The Company is the primary beneficiary of 13 VIEs in power plants that were consolidated as of June 30, 2016, 11 of which existed and were consolidated as of December 31, 2015. The VIEs own and operate power plants in order to generate contracted cash flows.
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

The carrying amounts and classification of the consolidated VIEs’ assets and liabilities included in the Company’s unaudited condensed consolidated balance sheets are as follows:

(In thousands)	As of June 30, 2016	As of December 31, 2015
Current assets	$194,980	$212,295
Non-current assets	528,624	560,228
Total assets	$723,604	$772,523
Current liabilities	$397,705	$351,554
Non-current liabilities	61,444	80,158
Total liabilities	$459,149	$431,712
The amounts shown in the table above exclude intercompany balances which are eliminated upon consolidation. All of the assets in the table above are restricted for settlement of the VIE obligations, and all of the liabilities in the table above can only be settled by using VIE resources.
8. LONG-TERM DEBT
Long-term debt as of June 30, 2016 and December 31, 2015 consists of the following:

	As of June 30,	As of December 31,
(In thousands, except rates)	2016	2015	Interest Type	Current Interest Rate (%)(1)		Financing Type
Corporate level long-term debt:
Revolving Credit Facility	$135,000	$135,000	Variable	3.9%		Revolving line of credit
Senior Notes due 2022	752,445	791,826	Fixed	9.8%		Term debt
Project level long-term debt:
Permanent financing	346,281	368,935	Blended	12.1%	(2)	Term debt
Total long-term debt	1,233,726	1,295,761
Less: deferred financing costs, net (3)	21,419	23,610
Less: current portion of long-term debt (4)	324,225	319,498
Consolidated long-term debt, less current portion	$888,082	$952,653

(1)	The weighted average effective interest rate as of June 30, 2016.

(2)	As of June 30, 2016, 11.3% of this balance had fixed interest rate debt and the remaining 88.7% had variable interest rate debt, of which a portion is hedged with interest rate swaps.

(3)	Total net debt reflects the reclassification of deferred financing costs to reduce long-term debt as further described in Note 1 - Nature of Operations and Basis of Presentation.

(4)	Approximately $319.9 million and $319.0 million have been classified as current due to non-compliance with certain debt covenants as of June 30, 2016 and December 31, 2015, respectively.
Corporate Level Long-term Debt
Revolving Credit Facility
The Company had drawn $135.0 million on its revolving credit facility (the "Revolver") as of June 30, 2016 and December 31, 2015. Additionally, as of December 31, 2015 the Company had issued a letter of credit for $0.5 million under the terms of the Revolver in support of the Alto Cielo acquisition; no additional letters of credit were issued for the six months ended June 30, 2016.
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
Senior Notes Due 2022
The aggregate amount of the Senior Notes outstanding at June 30, 2016 was $752.4 million (or a notional amount of $760.4 million).
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
On September 2, 2016, the Company announced the successful completion of a consent solicitation to obtain waivers relating to certain reporting covenants under the indenture governing the Senior Notes and to effectuate certain amendments to the indenture governing the Senior Notes. Global Operating LLC received validly delivered and unrevoked consents from the holders of a majority in aggregate principal amount of the Senior Notes outstanding as of the record date. Global Operating LLC paid to each consenting holder a consent fee of $5.00 for each $1,000 principal amount of the Senior Notes held by such holder as to which Global Operating LLC received and accepted consents. Under the terms of the waivers, the deadline to comply with the reporting covenants in the indenture governing the Senior Notes relating to the filing of the Company’s Form 10-K for 2015 and Form 10-Q for the first quarter of 2016 was extended to December 6, 2016. Compliance with the reporting covenants in the indenture governing the Senior Notes relating to the filing of the Company’s Form 10-Q for the second quarter of 2016 was also waived until December 6, 2016.

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

Global Operating LLC received a notice of default, dated January 17, 2016, from the trustee under the indenture governing the Senior Notes with respect to the failure of Global Operating LLC to comply with its obligations under the indenture governing the Senior Notes to timely furnish the Company's Form 10-Q for the third quarter of 2016. However, no event of default under the indenture governing the Senior Notes is expected to occur with respect to the Company's Form 10-Q for the third quarter of 2016 unless such Form 10-Q is not filed by April 18, 2017.

Covenant defaults may occur in the future under the Company’s Revolver and the indenture governing our Senior Notes in the event of further delays in the filing of our periodic reports with the SEC and potential violation of financial covenants. There can be no assurance that we will be able to file our periodic reports (including our Form 10-Q for the quarter ended September 30, 2016, our Form 10-K for the year ended December 31, 2016 and our Form 10-Q for the quarter ended March 31, 2017 or any quarters thereafter) with the SEC within the periods currently required under our Revolver and the indenture governing our Senior Notes. The Revolver also contains financial covenants that the Company is required to meet on a quarterly basis, and management projections indicate that the Company could violate the Revolver’s debt service coverage covenant during 2017 which, if the Revolver is not amended or terminated, could cause a default under the Revolver and, depending on the outstanding amount under the Revolver at the time of such default, a cross-default on the Senior Notes.

There can be no assurance that our lenders will agree to further extensions of financial statement filing dates or amendments to relevant covenants on acceptable terms or at all. As of January 30, 2017, the Revolver is undrawn, and in the event we are not able to cure or secure a waiver for a default under the Revolver, the Company’s available liquidity is sufficient to allow for the Revolver to be terminated, which would also avoid a cross-default on the Senior Notes. However, in the event of a default on the Senior Notes, the Company would likely not have sufficient liquidity to meet this obligation, which could have a material adverse effect on our business, results of operations, financial condition and ability to pay dividends. A default under the indenture governing our Senior Notes would also result in a cross-default under the Revolver that would permit the lenders holding more than 50% of the aggregate exposure under the Revolver to accelerate any outstanding principal amount of loans, terminate any outstanding letter of credit and terminate the outstanding commitments under our Revolver.

Project Level Long-term Debt
The Company typically finances power plants through entity specific debt secured by the power plant’s assets and equity interests with no recourse to the Company. These financing agreements typically provide for a credit facility used for construction, which upon completion is converted into term debt. As of June 30, 2016, the Company had $346.3 million of project level debt that is secured by the assets of the applicable project companies and certain intermediary holding companies.
Term debt for power plants in South Africa consists of variable rate loans, totaling $307.3 million, with interest rates tied to the three-month LIBOR and the three-month Johannesburg Interbank Agreed Rate, as well as fixed rate loans totaling $10.5 million. The interest rates on the South Africa term debt as of June 30, 2016 range from 12.3% to 13.0% and the debt matures in 2031. Principal and interest are due and payable in arrears at the end of each fiscal quarter or semi-annually and on the maturity date of the credit facilities.
As of June 30, 2016, the Witkop and Soutpan power plants, which have term debt financed with a South African Rand (ZAR)-denominated term loan from The Standard Bank of South Africa Limited ("Standard Bank"), had an outstanding principal amount totaling $125.6 million. This term debt matures in 2031. As of June 30, 2016 and December 31, 2015, the Witkop and Soutpan project companies were not in compliance with certain covenants due to the SunEdison Bankruptcy, as well as the failure by the Witkop and Soutpan project companies to file auditors' certificates for certain financial ratios, audited financial statements and semi-annual operating reports. Thus, the debt balances are classified as current as of June 30, 2016 and December 31, 2015. These defaults also prevent the Soutpan and Witkop project companies from making distributions and provide the lenders with the right to accelerate the debt maturity. The Company has obtained waivers and/or forbearance agreements from Standard Bank for varying periods as the Company works to cure such defaults, however there is no assurance that all such defaults will be cured prior to the expiration of the applicable waivers.
As of June 30, 2016, the Boshof power plant, which has term debt financed with a U.S. dollar-denominated term debt from the Overseas Private Investment Corporation (“OPIC”), had an outstanding principal amount of approximately $181.6 million. The term debt matures in September 2031. As of June 30, 2016 and December 31, 2015, the project company was not in compliance with certain covenants due to the SunEdison Bankruptcy, a delay by the contractor, a SunEdison subsidiary, in achieving final completion under the engineering, procurement and construction contract, failure to satisfy certain required economic development obligations and failure to file audited financial statements. Thus the debt balances are classified as current as of June 30, 2016 and December 31, 2015. These defaults also prevent the Boshof project company from making distributions and provide OPIC with the right to accelerate the debt maturity. The Company is currently working with OPIC to cure such defaults.
Term debt for power plants in India consists of fixed and variable rate loans with interest rates tied to one of the following indexes: (i) the six-month LIBOR; (ii) the two-year Infrastructure Development Finance Company (“IDFC”) benchmark rate; (iii) the PFS reference rate; or (iv) the L&T prime lending rate. India term debt with fixed rates totaled $20.5 million as of June 30, 2016, with an annual interest rate between 4.5% and 12.0%. All loans mature between 2026 and 2029. Principal and interest are due and payable in arrears monthly or quarterly and on the maturity dates of the credit facilities. During the second quarter of 2016, the Company repaid $23.6 million of Indian term debt with variable rates.
As of June 30, 2016, the Azure and ESP Urja power plants, which have term debt financed with a U.S. dollar-denominated term debt from OPIC, had a combined outstanding principal amount of approximately $18.4 million. The term debt matures in September and December of 2026 and bears fixed interest at a rate of 4.5% and 4.7% per annum, respectively. Interest and principal amortization payments are made on a quarterly basis. As of June 30, 2016 and December 31, 2015, the Azure and ESP Urja project companies were not in compliance with certain covenants due to the SunEdison Bankruptcy, failure to file audited financial statements, and a delay by local authorities to complete the classification of a portion of the project sites as non-agricultural use. In addition, the Azure project company was not in compliance with certain financial ratio covenants due to changes in foreign currency valuations. Thus the debt balances are classified as current as of June 30, 2016 and December 31, 2015. These defaults also prevent the Azure and ESP Urja project companies from making distributions and provide OPIC with the right to accelerate the debt maturity. The Company is currently working with OPIC to cure such defaults.

As of June 30, 2016, the Corporate Season power plant in Malaysia has term debt from Standard Chartered Bank with an outstanding principal amount of $6.1 million. The term debt matures in 2028, and bears a variable interest rate tied to the Kuala Lumpur Interbank Offered Rate. The interest rate as of June 30, 2016 was 4.0%. Principal and interest are due and payable in arrears at the end of each fiscal quarter or on the maturity date of the credit facility. As of June 30, 2016, the Corporate Season project company was not in compliance with certain covenants due to the failure by the Corporate Season project company to file its 2015 audited financial statements. Thus, the debt balances are classified as current as of June 30, 2016. However, in July 2016 the Corporate Season project company successfully filed its 2015 audited financial statements, bringing the debt back into compliance with the applicable covenants and curing the default.
The Silverstar Pavilion and Fortune 11 power plants in Malaysia have outstanding loans with a holder of a non-controlling interest in such power plants in the aggregate amount of $1.2 million as of June 30, 2016 and with a fixed 4.0% interest rate.
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
Debt Extinguishments
In December 2015, the Company’s Board approved a $40.0 million open market repurchase program for the Company’s Senior Notes. The repurchase program began in December 2015 and continued through January 2016. As of December 31, 2015, $8.6 million of the Senior Notes were repurchased for $6.8 million, and the Company paid $0.4 million of accrued interest and prepayment fees. As of December 31, 2015, $0.4 million was included in accounts payable on the consolidated balance sheet representing principal and interest due to an investment bank for repurchases completed in December 2015 but settled in January 2016. In January 2016, the Company repurchased $41.0 million of the Senior Notes for $33.2 million and paid $1.9 million of interest and prepayment fees. In total, the Company repurchased $49.6 million of the Senior Notes for $40.0 million plus prepayment fees and interest of $2.3 million. A gain on extinguishment of debt of $6.3 million was recognized in the first quarter of 2016 related to these repurchases.
During the second quarter of 2016, the Company repaid $23.6 million of Indian term debt with variable rates, resulting in a $0.4 million loss on extinguishment of debt.
Interest Income
Interest expense in the unaudited condensed consolidated statements of operations is presented net of interest income. During the three-month and six-month periods ended June 30, 2016 the Company received interest income of $0.9 million and $3.2 million, respectively, from its cash and cash equivalents balances, short-term investments and restricted deposit accounts. The Company received no interest income during the three-month and six- month periods ended June 30, 2015.
Maturities
The aggregate amounts of contractual payments of long-term debt due after June 30, 2016, excluding amortization of debt discounts and premiums, as stated in the financing agreements, are as follows:

	Maturities (1)
(In thousands)	Within 1 Year	Year 1 through Year 2	Year 2 through Year 3	Year 3 through Year 4	Year 4 through Year 5	Thereafter	Total
Corporate	$—	$—	$—	$135,000	$—	$752,445	$887,445
Project level	$12,617	$8,145	$10,176	$14,613	$17,221	$283,509	$346,281
Total debt	$12,617	$8,145	$10,176	$149,613	$17,221	$1,035,954	$1,233,726

(1)
Represents the contractual principal payment due dates for our long-term debt and does not reflect the reclassification of $319.9 million of long-term debt to current as a result of debt defaults under a portion of our non-recourse financing agreements or deferred financing costs that are included with the net long-term balance of the unaudited condensed consolidated balance sheet.

Events of Default
On April 21, 2016, SunEdison and certain of its domestic and international subsidiaries voluntarily filed for protection under Chapter 11 of the U.S. Bankruptcy Code (the “SunEdison Bankruptcy”). Our Revolver and indenture governing our Senior Notes do not include an event of default provision triggered by the SunEdison Bankruptcy. However, the project level financing agreements for our two remaining levered power plants in India and our three power plants in South Africa contain provisions that provide the lenders with the right to accelerate debt maturity due to the SunEdison Bankruptcy as a result of SunEdison being an original sponsor of the project and/or party to certain material project agreements, such as operation and maintenance ("O&M") and engineering, procurement and construction related contracts. In addition, certain audited financial statements at the project level have been delayed, which has created defaults at the project level for our levered power plants. If not cured or waived, these defaults restrict the ability of the project companies to make distributions or may provide the lenders with the right to accelerate debt maturity. As of June 30, 2016 and December 31, 2015, the outstanding debt balances of these power plants are classified as current. We have obtained waivers and/or forbearance agreements with respect to certain of these defaults, and we are currently working with the applicable project lenders to cure the defaults.
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
On July 19, 2016, Global Operating LLC and the applicable foreign currency hedging counterparty entered into an amendment to the ISDA Agreement (the “Amendment”). The Amendment extended the date by which the Company must deliver to the applicable foreign currency hedging counterparty the audited financial statements of the Company for the year ended December 31, 2015 to the date such statements were to be delivered under the Revolver. See above in this Note 8 - Long-Term Debt for additional information on the date such statements were to be delivered under the Revolver. The Company complied with this obligation.

9. INCOME TAXES
The income tax provision consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except effective tax rate)	2016	2015	2016	2015
Income (loss) before income tax expense	$7,742	$(23,347)	$2,352	$(33,454)
Income tax expense (benefit)	2,061	(668)	2,919	450
Effective tax rate	26.6%	2.9%	124.1%	(1.3)%
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
As of June 30, 2016, TerraForm Global, Inc. owned 64.8% of Global LLC and consolidates the results of Global LLC through its controlling interest. The Company records SunEdison's 35.2% ownership of Global LLC as a non-controlling interest in the financial statements. Global LLC is treated as a partnership for income tax purposes.
For the six months ended June 30, 2016, the overall effective tax rate was different than the statutory rate of 35.0% primarily due to valuation allowances, tax holiday benefits, projected minimum taxes in foreign jurisdictions, and gross receipt taxes in Brazil. As of June 30, 2016, most jurisdictions were in a net deferred tax asset position. A valuation allowance is recorded against some of the projects with deferred tax assets, primarily because of the historical losses in those jurisdictions.

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
Activities related to derivative instruments were reported in the line items as of and for the periods indicated, as follows:

(In thousands)		Fair Value As of
Type of Instrument	Balance Sheet Classification	June 30, 2016	December 31, 2015
Derivatives designated as hedging:
Interest rate swaps	Other assets (liabilities)	$(2,329)	$6,210
	Accumulated other comprehensive loss (income)	2,329	(6,210)
Cross currency swaps	Other assets	50,566	64,083
	Accumulated other comprehensive loss	9,779	1,202

Derivatives not designated as hedging:
Interest rate swaps	Other assets	$412	$5,194
Foreign currency forward contracts	Other (liabilities) assets	(9,549)	21,383

(In thousands)		Three Months Ended June 30,		Six Months Ended June 30,
Type of Instrument	Statement of Operations Classification	2016	2015	2016	2015
Derivatives not designated as hedging:
Interest rate swaps	Interest income	$(1,813)	$(1,064)	$(4,782)	$(470)
Currency forward contract	Other expenses, net	14,021	—	32,184	—
The foreign currency contracts were set up in August of 2015, as such there was no income or expense as of June 30, 2015. Certain derivative contracts contain provisions providing the counterparties a lien on specific assets as collateral. There was no cash collateral received or pledged as of June 30, 2016 and December 31, 2015 related to the Company's derivative transactions.
Derivatives Designated as Hedges
Interest Rate Swaps
The Company has entered into interest rate swap agreements to hedge variable rate project level debt. These interest rate swaps qualify for hedge accounting and are designated as cash flow hedges. Under the interest rate swap agreements, the power plant pays a fixed rate and the counterparty to the agreement pays a variable interest rate. No amounts deferred in other comprehensive income were reclassified into earnings during the three and six months ended June 30, 2016 and 2015.
Cross Currency Swaps
The Company has entered into cross currency swap agreements to hedge its exposure to foreign currency fluctuations on debt denominated in U.S. dollars. These cross currency rate swaps qualify for hedge accounting and were designated as cash flow hedges. The amounts deferred in other comprehensive income and reclassified into earnings during the period related to these cross currency swaps was $5.9 million. There was no ineffectiveness recorded for the periods presented.

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
Foreign Currency Contracts
The Company transacts business in various foreign currencies and has established a program that primarily utilizes foreign currency contracts to offset the risks associated with the effects of certain foreign currency exposures. The Company does not use these foreign currency contracts for trading purposes nor does it designate these forward contracts as hedging instruments pursuant to ASC 815. As of June 30, 2016, the notional amounts of the foreign currency contracts the Company held to purchase U.S. dollars in exchange for other major international currencies were $293.1 million. Included in the Company’s non-operating income was $14.0 million and $32.2 million of net losses related to these foreign currency contracts for the three and six months ended June 30, 2016, respectively, that hedge the purchase of foreign currencies for investments in acquisitions and debt extinguishments was a result of devaluation as compared to the U.S. dollar in the Brazilian real (BRL), Chinese yuan renminbi (CNY), Indian rupee (INR), Malaysian ringgit (MYR), South African rand (ZAR) and Thai baht (THB). The fair value of the Company’s outstanding foreign currency forward contracts was a net liability of $9.0 million as of June 30, 2016. The cash flow related to foreign currency contracts that remain outstanding are classified as operating activities. The cash flows associated with foreign currency contract settlements are classified as investing activities. The net loss relating to investments is partially offset by the lower cost associated with the cash flows related to the acquisitions and debt extinguishments that were hedged.
Notional Amounts

(In thousands)	Notional Amounts as of June 30, 2016
Derivatives designated as hedges:
Interest rate swaps (USD)	121,213
Cross currency swaps (USD)	121,213
Derivatives not designated as hedges:
Interest rate swaps (USD)	113,612
Currency forward contracts (BRL)	87,333
Currency forward contracts (CNY)	34,192
Currency forward contracts (INR)	85,904
Currency forward contracts (MYR)	7,940
Currency forward contracts (THB)	11,408
Currency forward contracts (ZAR)	38,691
Currency forward contracts (USD)	27,651
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

Fair Value of Debt
The following table presents the carrying amount and estimated fair value of our outstanding short-term and long-term debt obligations as of June 30, 2016 and December 31, 2015, respectively:

	As of June 30, 2016		As of December 31, 2015
(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current portion	$1,233,726	$1,148,307	$1,295,761	$1,125,124
The fair value of the Company’s long-term debt was determined using inputs classified as Level 2 and a discounted cash flow approach using market rates for similar debt instruments.
Recurring Fair Value Measurements
The following table summarizes the financial instruments measured at fair value on a recurring basis classified in the fair value hierarchy (Level 1, 2 or 3) based on the inputs used for valuation in the accompanying unaudited condensed consolidated balance sheets as of June 30, 2016 and in the audited condensed consolidated balance sheets as of December 31, 2015:

	As of June 30, 2016				As of December 31, 2015
Assets (liabilities) in thousands	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Interest rate swaps	$—	$(1,917)	$—	$(1,917)	$—	$11,404	$—	$11,404
Foreign currency forward contracts	(9,549)	—	—	(9,549)	21,383	—	—	21,383
Cross currency swaps	—	50,566	—	50,566	—	64,083	—	64,083
Total	$(9,549)	$48,649	$—	$39,100	$21,383	$75,487	$—	$96,870
The Company uses a discounted valuation technique to fair value its derivative assets and liabilities. The primary inputs into the valuation of interest rate swaps and foreign currency contracts are forward interest rates, foreign currency exchange rates, and to a lesser degree, credit spreads. The Company’s interest rate swaps and cross currency swaps are considered Level 2, since all significant inputs are corroborated by market observable data. There were no transfers into or out of Level 1, Level 2 and Level 3 during the periods ended June 30, 2016 and December 31, 2015.
12. STOCKHOLDERS’ EQUITY
Outstanding Equity Securities
As of June 30, 2016, the following shares of the Company were outstanding:

Class:	Number Outstanding	Holders
Class A common stock	113,101,162	*
Class B common stock	61,343,054	SunEdison
Class B1 common stock	—	Not Applicable
Preferred stock	—	Not Applicable
Total shares outstanding	174,444,216
*Class A common stockholders are comprised of: public stockholders, Renova Energia SA, BTSA Netherlands Cooperatie UA, executive officers, management and employees.
Treasury Stock
As of June 30, 2016, the Company owned 5,244 treasury shares of Class A common stock. All of these treasury shares were acquired in exchange for the settlement of future tax obligations related to stock-based compensation arrangements.
Dividends
On February 29, 2016, the Company declared a quarterly dividend for the fourth quarter of 2015 on the Company’s Class A common stock of $0.275 per share, or $1.10 per share on an annualized basis. The dividend was paid on March 17,

2016 to stockholders of record as of March 10, 2016. The Company has not declared or paid a dividend for the first, second, third or fourth quarter of 2016. As a result of the SunEdison Bankruptcy, the limitations on our ability to access the capital markets for our corporate debt and equity securities, and other risks that we face as detailed in within unaudited quarterly report, we believe it is prudent to defer any decisions on paying dividends to our stockholders for the time being.

13. STOCK-BASED COMPENSATION
The TerraForm Global, Inc. 2014 Long-Term Incentive Plan (the “Incentive Plan”) provides for the award of incentive and non-qualified stock options, stock appreciation rights, restricted stock awards (“RSAs”) and restricted stock units (“RSUs”) to employees and non-employee directors, including employees and non-employee directors of SunEdison. The maximum contractual term of an award is 10 years from the date of grant. Shares issued under the plan may be authorized and unissued shares or treasury shares. As of June 30, 2016, the Company had authorized 17,884,910 shares for awards under the Incentive Plan and 9,331,045 shares remained available for future grant under this plan.
Stock-based compensation expense is recorded as a component of general and administrative expenses in the Company’s unaudited condensed consolidated statements of operations and totaled $0.9 million and $2.0 million for the three and six month periods ended June 30, 2016, respectively. No stock-based compensation expense was recognized in the three and six month periods ended June 30, 2015.
Employee benefit related costs, including stock-based compensation costs related to equity awards in the stock of SunEdison, Inc. and its consolidated subsidiaries, of SunEdison employees who provide services to the Company are allocated to the Company based on the relative percentage of their time that the employee spends providing service to the Company. The amount of stock-based compensation expense related to equity awards in the stock of SunEdison and its consolidated subsidiaries which has been allocated to the Company was $0.7 million and $1.6 million for the three and six month periods ended June 30, 2016 and is reflected in the unaudited condensed consolidated statements of operations within general and administrative costs and has been treated as an equity contribution from SunEdison on the unaudited condensed consolidated statements of stockholders' equity. Similarly, stock-based compensation costs related to equity awards to SunEdison employees in the Company’s stock are allocated to SunEdison based on the relative percentage of their time that the employee spends providing service to SunEdison. The amount of stock-based compensation expense related to equity awards in our stock which has been allocated to SunEdison was $0.7 million and $2.0 million for the three and six month periods ended June 30, 2016, respectively, and was recognized as a distribution to SunEdison on the unaudited condensed consolidated statements of stockholders' equity with no impact to the Company’s unaudited condensed consolidated statements of operations.
Restricted Stock Awards
RSAs provide the holder with immediate voting rights, but are restricted in all other respects until vested. Upon a termination of employment for any reason, any unvested shares of Class A common stock held by the terminated participant will be forfeited. All unvested RSAs are paid dividends and distributions.
The following table presents information regarding outstanding RSAs as of June 30, 2016 and changes during the six-month period then ended, after giving effect to the conversion of restricted Class C common stock to restricted Class A common stock on a 178.8491-for-one basis:

	Number of RSAs Outstanding	Weighted Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value (in millions)
Outstanding at January 1, 2016	7,774,554	$0.18
Forfeited	(1,749,137)	0.18
Outstanding at June 30, 2016	6,025,417	$0.17	$19.6
As of June 30, 2016, $1.5 million of total unrecognized compensation cost related to RSAs is expected to be recognized over a weighted average period of approximately 3.2 years.
The weighted-average fair value of RSAs per share on the date of grant was $0.17 for the six-month period ended June 30, 2016. No RSAs were granted for the six-month period ended June 30, 2016.

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
The following table presents information regarding outstanding RSUs as of June 30, 2016 and changes during the six-month period then ended, after giving effect to the conversion of restricted Class C common stock to restricted Class A common stock on a 178.8491-for-one basis:

	Number of RSUs Outstanding	Aggregate Intrinsic Value (in millions)	Weighted Average Remaining Contractual Life (In Years)
Balance at January 1, 2016	2,846,049
Granted	403,737
Forfeited	(733,839)
Balance at June 30, 2016	2,515,947	$8.2	1.6
As of June 30, 2016, $17.6 million of total unrecognized compensation cost related to RSUs is expected to be recognized over a weighted average period of approximately 2.3 years.
As of January 30, 2017, the Company has 2,382,487 RSUs outstanding.
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
14. EARNINGS (LOSS) PER SHARE
Earnings (loss) per share (“EPS”) is calculated utilizing the weighted average shares outstanding. Under the two-class method, unvested RSAs that contain non-forfeitable rights to dividends are treated as participating securities and are included in the EPS computation to the extent that there are undistributed earnings available. These securities do not participate in losses.

Class A Common Stock

Basic and diluted earnings (loss) per share for the three and six months ended June 30, 2016 was calculated as follows:

	Three Months Ended June 30, 2016	Six Months Ended June 30, 2016
(In thousands, except per share amounts)
Basic and diluted earnings (loss) per share(1):
Net income (loss) attributable to Class A common stockholders	$1,097	$(3,535)
Less: dividends paid on Class A common stock and participating RSAs	—	30,674
Undistributed loss attributable to Class A stockholders	$1,097	$(34,209)

Weighted-average shares outstanding	106,856	106,856

Distributed earnings per share	$—	$0.29
Undistributed earnings (loss) per share	0.01	(0.32)
Basic and diluted earnings (loss) per share	$0.01	$(0.03)

(1)
The computation for diluted loss per share for the six months ended June 30, 2016 excludes 61,343,054 shares of Class B common stock, 6,245,398 unvested RSAs, and 2,515,947 unvested RSUs because the effect would have been anti-dilutive.

15. NON-CONTROLLING INTERESTS
Non-controlling interests represent the portion of net assets in consolidated entities that are not owned by the Company. The following table presents the non-controlling interest balances by entity, reported in stockholders’ equity in the unaudited condensed consolidated balance sheets as of June 30, 2016 and December 31, 2015:

(in thousands)	As of June 30, 2016	As of December 31, 2015
SunEdison's non-controlling interests in Global LLC	$395,732	$375,540
Non-controlling interests in power plants	91,382	105,566
Total non-controlling interests	$487,114	$481,106
As of June 30, 2016, TerraForm Global, Inc. owned 64.8% of Global LLC and consolidated the results of Global LLC through its controlling interest, with SunEdison's 35.2% interest shown as a non-controlling interest.

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
Honiton Litigation

The Company was subject to pending litigation proceedings with Suzlon Energy (Tianjin) Limited (“SETL”) with respect to alleged breaches of a turbine supply contract relating to the Honiton wind power plants in China. The operation and maintenance service contracts claim pending before an arbitral tribunal was resolved on December 3, 2015, pursuant to which the Company was required to pay an award of approximately $0.5 million, which was paid in January 2016. On June 3, 2016, SETL and the Company reached a settlement resolving all remaining disputes relating to the turbine contracts. The terms of this final settlement resulted in SETL assigning all rights as a creditor it held against the Company to Beijing Aliyun Investment and Consulting Co. Ltd. (“Aliyun”). In addition, the Company agreed to pay Aliyun $7.1 million (RMB 47.0 million), of which RMB 45.0 million was paid during the second quarter of 2016, and the remaining RMB 2.0 million is due no later than July 2018, subject to various conditions set forth in the settlement agreement. In accordance with the settlement agreement, SETL withdrew its pending claims against the Company. As of June 30, 2016 a liability was recognized related to the proceedings in the amount of $0.3 million (RMB 2.0 million).
Bankruptcy Court Action

Motion to Stay and Motion to Compel Mediation

On November 2, 2016, the unsecured creditors’ committee in the SunEdison Bankruptcy filed an adversary complaint against the Company and others with the U.S. Bankruptcy Court for the Southern District of New York. The complaint and contemporaneous motion to stay seek to stay pending litigation against current and former directors and officers of SunEdison, including TerraForm Global, Inc. v. SunEdison, Inc., et al., the Company’s action against SunEdison described below. The unsecured creditors’ committee intends to file a derivative action on behalf of the SunEdison bankruptcy estate against current and former SunEdison officers and directors. It has requested the stay in order to preserve the proceeds of SunEdison’s directors’ and officers’ liability insurance policies. On November 4, 2016, the unsecured creditors’ committee filed a motion in the SunEdison Bankruptcy case for derivative standing to sue various current and former SunEdison officers and directors. The unsecured creditors’ committee filed an amended adversary complaint on November 9, 2016. As described in a motion to compel mediation filed by SunEdison on November 23, 2016, SunEdison and the unsecured creditors’ committee have agreed to hold the motion to stay and any proposed claims by the unsecured creditors’ committee against various current and former SunEdison officers and directors in abeyance pending a global mediation relating to insurance issues. The Company’s objection to the motion to stay and the motion to compel mediation was filed on December 1, 2016. Given the preliminary nature of the claims, the Company is unable to provide any assurances as to the ultimate outcome of these motions or that an adverse resolution of legal proceedings would not have a material adverse effect on the Company’s consolidated financial position and results of operations.

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
Securities Litigation
Multidistrict Litigation
On July 27, 2016, lead plaintiff Municipal Employees’ Retirement System of Michigan in the Horowitz et. al v. SunEdison, Inc. et al. action (E.D. Mo.) moved to transfer various actions pending in federal district courts to the U.S. District Court for the Southern District of New York (the "SDNY") for consolidated or coordinated pretrial proceedings before the Multidistrict Litigation Panel. On October 4, 2016, the Multidistrict Litigation Panel issued an order transferring the following cases to the SDNY for consolidated or coordinated pretrial proceedings:

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

Four of these actions, Fraser v. Wuebbels et al., Iron Workers Mid-South Pension Fund v. TerraForm Global, Inc. et al., Badri v. TerraForm Global, Inc. et al., and Patel v. TerraForm Global, Inc. et al., were initially filed in the Superior Court of the State of California for the County of San Mateo on October 23, 2015, December 3, 2015, December 9, 2015 and January 4, 2016, respectively. These four separate purported class actions were filed against the Company, certain of its officers and directors, each of the underwriters of the Company’s IPO, and SunEdison. A separate class action, Agrawal v. TerraForm Global, Inc. et al., was filed in the Superior Court of the State of California for the County of San Mateo on October 30, 2015. This action was voluntarily dismissed without prejudice in February 2016. Additionally, two separate purported class action lawsuits, Beltran v. TerraForm Global, Inc. et al. and Pyramid Holdings, Inc. v. TerraForm Global, Inc. et al., were filed on October 29, 2015 and November 5, 2015, respectively, in the U.S. District Court for the Northern District of California against the same defendants. The class action plaintiffs assert claims under Sections 11, 12(a)(2), and 15 of the Securities Act of 1933, as amended (the “Securities Act”). The class action complaints allege, among other things, that the defendants made false and materially misleading statements and failed to disclose material information in the Company's registration statement for the IPO regarding SunEdison and its recent operating results and business strategy. Among other relief, the class action complaints seek class certification, unspecified compensatory damages, rescission, attorneys’ fees, costs, and such other relief as the court should deem just and proper. On April 26, 2016, in light of SunEdison’s voluntary petition for bankruptcy on April 21, 2016, the Company and the other defendants removed the remaining state actions to the U.S. District Court for the Northern District of California. On May 27, 2016, the plaintiffs in the cases removed from state court filed motions to remand. On June 1, 2016, the defendants filed motions to transfer the cases to the SDNY, the jurisdiction in which SunEdison’s bankruptcy is pending. The previous briefing schedule has been vacated as a result of the October 4, 2016 transfer order issued by the Multidistrict Litigation Panel. On November 3, 2016, Plaintiff in Patel v. TerraForm Global, Inc. et al. voluntarily dismissed the case. On December 22, 2016, the court consolidated Pyramid Holdings, Inc. v. TerraForm Global, Inc. et al., Badri v. TerraForm Global, Inc. et al., Iron Workers Mid-South Pension Fund v. TerraForm Global, Inc. et al., and Fraser v. Wuebbels et al. as In re TerraForm Global, Inc. and ordered the plaintiffs to file a consolidated complaint. On January 16, 2017, the plaintiffs filed the Consolidated Class Action Complaint. On December 20, 2016, Plaintiff in Beltran v. TerraForm Global, Inc. et al. voluntarily dismissed the case. The Company is in the preliminary stages of reviewing the allegations made in the remaining complaints and, as a result, is unable to provide any assurances as to the ultimate outcome of these lawsuits or that an adverse resolution of these lawsuits would not have a material adverse effect on the Company’s consolidated financial position and results of operations.

On March 29, 2016, plaintiff filed Oklahoma Firefighters Pension & Retirement System v. SunEdison, Inc. et al., in the Superior Court of the State of California for the County of San Mateo against the Company, SunEdison, certain officers and directors of the Company and SunEdison, and the underwriters of the Company’s IPO. The plaintiff asserts claims under Sections 11, 12(a)(2), and 15 of the Securities Act. The complaint alleges, among other things, that the defendants made false and materially misleading statements and failed to disclose material information in the Company's registration statement for the IPO regarding SunEdison and its recent operating results and business strategy. The complaint seeks compensatory damages, rescission, and such other relief (including equitable or injunctive relief) as the court may deem just and proper. On April 26, 2016, in light of SunEdison’s voluntary petition for bankruptcy on April 21, 2016, the Company and the other defendants removed the action to the U.S. District Court for the Northern District of California. On May 27, 2016, the plaintiffs moved to remand. On June 1, 2016, the defendants moved to transfer the case to the SDNY, the jurisdiction in which SunEdison’s bankruptcy is pending. The Company is in the preliminary stages of reviewing the allegations made in the complaint and, as a result, is unable to provide any assurances as to the ultimate outcome of this lawsuit or that an adverse resolution of this lawsuit would not have a material adverse effect on the Company’s consolidated financial position and results of operations.
On March 29, 2016, plaintiffs filed Glenview Capital Partners, L.P. et al. v. SunEdison, Inc. et al., in the Superior Court of the State of California for the County of San Mateo against the Company, SunEdison, certain officers and directors of the Company and SunEdison, and the underwriters of the Company’s August 5, 2015 bond offering and SunEdison’s August 18, 2015 preferred stock offering. The plaintiffs assert claims under Sections 11, 12(a)(2), and 15 of the Securities Act, as well as the Maryland Securities Act. The plaintiffs allege, among other things, that they purchased securities pursuant to offering documents that contained untrue statements of material fact and omitted other material facts necessary to make the statements in the offering documents not misleading. The complaint further alleges that these false and misleading statements led to the forced conversion of the plaintiffs’ Class D securities into restricted common stock, that the Company breached the June 9, 2015 Class D Purchase Agreement between the Company and the plaintiffs, and that the defendants made negligent misrepresentations in connection with the Company’s Class D registration statement. The complaint seeks unspecified damages, rescission, and such other relief (including equitable or injunctive relief) as the court may deem just and proper. On April 26, 2016, in light of SunEdison’s voluntary petition for bankruptcy on April 21, 2016, the Company and the other defendants removed the action to the U.S. District Court for the Northern District of California. On May 26, 2016, the plaintiffs filed a motion to remand. On May 27, 2016, the defendants moved to transfer the case to the SDNY, the jurisdiction in which SunEdison’s bankruptcy is pending. The Court held a hearing on the motion to remand and the motion to transfer on August 18, 2016. On August 26, 2016, the Court issued an order denying the plaintiffs’ motion to remand and granting the defendants’ motion to transfer. The Court also certified a legal issue for interlocutory review, and on September 2, 2016, the plaintiffs filed a petition for permission to appeal with the U.S. Court of Appeals for the Ninth Circuit. On November 17, 2016, the Ninth Circuit issued an order requiring all parties to file statements addressing the effect of the Multidistrict Litigation Panel’s transfer order on the motion for permission to appeal. On December 8, 2016, the parties filed their responses. The Company is in the preliminary stages of reviewing the allegations made in the complaint and, as a result, is unable to provide any assurances as to the ultimate outcome of this lawsuit or that an adverse resolution of this lawsuit would not have a material adverse effect on the Company’s consolidated financial position and results of operations.
On March 30, 2016, plaintiffs filed Omega Capital Investors et al. v. SunEdison, Inc. et al., in the Superior Court of the State of California for the County of San Mateo against the Company, SunEdison, certain officers and directors of the Company and SunEdison, and the underwriters of SunEdison’s preferred stock offering. The plaintiffs assert claims under Sections 11, 12(a)(2), and 15 of the Securities Act, as well as the Maryland Securities Act. The plaintiffs allege, among other things, that the defendants made false and misleading statements in connection with the Company’s IPO, and that these false and misleading statements led to the forced conversion of their Class D securities into restricted common stock. The complaint further alleges that the Company breached the June 9, 2015 Class D Purchase Agreement between the Company and the plaintiffs and made negligent misrepresentations in connection with the Company’s Class D registration statement. The complaint seeks unspecified damages, rescission, and such other relief (including equitable or injunctive relief) as the court may deem just and proper. On April 26, 2016, in light of SunEdison’s voluntary petition for bankruptcy on April 21, 2016, the Company and the other defendants removed the action to the U.S. District Court for the Northern District of California. On May 26, 2016, the plaintiffs filed a motion to remand. On June 1, 2016, the defendants moved to transfer the case to the SDNY, the jurisdiction in which SunEdison’s bankruptcy is pending. The Court held a hearing on the motion to remand and the motion to transfer on August 18, 2016. On August 26, 2016, the Court issued an order denying the plaintiffs’ motion to remand and granting the defendants’ motion to transfer. The Court also certified a legal issue for interlocutory review, and on September 2, 2016, the plaintiffs filed a petition for permission to appeal with the U.S. Court of Appeals for the Ninth Circuit. On November 17, 2016, the Ninth Circuit issued an order requiring all parties to file statements addressing the effect of the Multidistrict Litigation Panel’s transfer order on the motion for permission to appeal. On December 8, 2016, the parties filed their responses. The Company is in the preliminary stages of reviewing the allegations made in the complaint and, as a result, is unable to provide any assurances as to the ultimate outcome of this lawsuit or that an adverse resolution of this lawsuit would not have a material adverse effect on the Company’s consolidated financial position and results of operations.

Conditional Transfer Cases
On October 5, 2016, the Multidistrict Litigation Panel issued conditional transfer orders in three cases, Kingdon Associates et al. v. TerraForm Global, Inc. et al., VMT II LLC v. TerraForm Global, Inc. et al., and Canyon Capital Advisors LLC et al. v. TerraForm Global, Inc. et al.
On July 14, 2016, plaintiffs filed Kingdon Associates et al. v. TerraForm Global, Inc. et al. in the Superior Court of the State of California for the County of San Mateo against the Company, TerraForm Global, LLC, certain officers and directors of the Company and SunEdison, and the underwriters of the Company’s IPO. The plaintiffs assert claims under Sections 11, 12(a)(2), and 15 of the Securities Act, as well as state law claims for breach of contract, negligent misrepresentation, and violation of Maryland securities laws. The plaintiffs allege, among other things, that the defendants made false and materially misleading statements and failed to disclose material information in the Company's registration statement for the IPO regarding SunEdison and its recent operating results and business strategy and that these false and misleading statements led to the forced conversion of their Class D securities into restricted common stock. The complaint further alleges that the Company breached the June 9, 2015 Class D Purchase Agreement between the Company and the plaintiffs and made negligent misrepresentations in connection with the Company’s Class D registration statement. The complaint seeks compensatory damages, rescission, and such other relief (including equitable or injunctive relief) as the court may deem just and proper. On September 26, 2016, in light of SunEdison’s voluntary petition for bankruptcy on April 21, 2016, the Company and the other defendants removed the action to the U.S. District Court for the Northern District of California. Plaintiffs did not oppose the Multidistrict Litigation Panel's conditional transfer order. The Company is in the preliminary stages of reviewing the allegations made in the complaint and, as a result, is unable to provide any assurances as to the ultimate outcome of this lawsuit or that an adverse resolution of this lawsuit would not have a material adverse effect on the Company’s consolidated financial position and results of operations.
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
Derivative Claim
Aldridge v. Blackmore et al.
On April 12, 2016, a verified stockholder derivative complaint on behalf of the Company was filed against four directors of the Company in the Court of Chancery of the State of Delaware. The lawsuit alleges that the directors breached their fiduciary duties by authorizing the Company’s $231.0 million payment to SunEdison for the 425 MW India Projects. The complaint seeks unspecified compensatory damages and such other relief that the court may deem just and equitable. The Company filed its answer to the complaint on June 30, 2016. On July 6, 2016, the Company served its responses to the plaintiff’s discovery requests. On December 28, 2016, the parties agreed to stay the litigation and participate in the mediation for the securities litigation cases pending before the Multidistrict Litigation Panel. The Company is in the preliminary stages of reviewing the allegations made in the complaint and, as a result, is unable to provide any assurances as to the ultimate outcome of this lawsuit or that an adverse resolution of this lawsuit would not have a material adverse effect on the Company’s consolidated financial position and results of operations.
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

The Company is in the preliminary stages of reviewing the allegations made in the complaint. As a result, the Company is unable to predict with certainty the ultimate resolution of this proceeding.

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

The Company is in the preliminary stages of reviewing the allegations made in the complaint. As a result, the Company is unable to predict with certainty the ultimate resolution of this proceeding.

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
Our relationship with SunEdison, the ongoing SunEdison Bankruptcy, the delay of our Forms 10-Q for the quarters ended June 30 and September 30, 2016 and the conditions in the capital markets for our corporate level debt and equity securities have increased uncertainty and heightened some of the risks we face. Other aspects of the markets relevant to our business have remained relatively stable, including the expected performance of our power plants, long-term offtake agreements, and the credit quality of our offtakers. We have adjusted our plans and priorities in light of these developments according to our comprehensive contingency plan. While we remain focused on executing our near term objectives, we will continue to monitor market developments and consider further adjustments to our plans and priorities if required.
On September 25, 2016, the Company filed its initial proof of claim in the SunEdison Bankruptcy case, and filed an amended proof of claim on October 7, 2016. Refer to Note 16 - Commitments and Contingencies for discussion regarding this initial proof of claim and settlement discussions between the Company and SunEdison.

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
Subsequent to the IPO and pursuant to the MSA, SunEdison agreed to provide or arrange for other service providers to provide management and administrative services including legal, accounting, tax, treasury, project finance, information technology, insurance, employee benefit costs, communications, human resources, and procurement to the Company. As consideration for the services provided, the Company agreed to pay SunEdison a base management fee as follows: (i) no fee for 2015, (ii) 2.5% of the Company’s cash available for distribution in 2016, 2017 and 2018, and (iii) an amount equal to SunEdison’s or other service provider’s actual cost in 2019 and thereafter. All costs under the MSA are reflected in the Company’s unaudited condensed consolidated statements of operations as general and administrative expense - affiliate, and the difference between actual costs and the fee paid pursuant to the MSA will be treated as an equity contribution from SunEdison. No fees were paid to SunEdison under the MSA for the three and six months ended June 30, 2016. As part of the SunEdison Bankruptcy, SunEdison could seek to reject the MSA or may be limited in its ability to perform under this agreement by the bankruptcy court or by the terms of the SunEdison bankruptcy financing. If SunEdison rejects, or seeks to substantially renegotiate the MSA due to the SunEdison Bankruptcy, the Company may bear these actual costs in future periods.

Included in general and administrative expense - affiliate are costs incurred under the MSA and corporate allocations of $16.0 million and $3.9 million for the three months ended June 30, 2016 and 2015, and $23.2 million and $6.8 million for the six months ended June 30, 2016 and 2015, respectively. General and administrative expense - affiliate represents costs incurred for services provided to the Company pursuant to the MSA subsequent to the IPO and allocated to the Company in corporate allocations prior to the IPO.
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

As discussed in Note 16 - Commitments and Contingencies, on September 25, 2016, the Company filed its initial proof of claim in the SunEdison Bankruptcy case, which was amended on October 7, 2016. This proof of claim asserted claims based on, among other things, SunEdison's breach of the Sponsorship Arrangement between the Company and SunEdison which included the Project Investment Agreement.

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
Upon expiration of the distribution forbearance period applicable to the Class B common stock that were issued to SunEdison at the time of our IPO, Global LLC will be entitled to set off any amounts owing by SunEdison pursuant to the Interest Payment Agreement against any and all amounts owed by Global LLC to SunEdison under the distribution provisions of the Global LLC Operating Agreement, and Global LLC may pay such amounts to Global Operating LLC. For the six months ended June 30, 2016, SunEdison paid Global LLC $41.2 million related to interest payments on the Senior Notes. SunEdison was not required to contribute capital to fund interest on the Senior Notes or credit facility payments during the year ended December 31, 2015.
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
Commitments to Acquire Power Plants from SunEdison

See Note 16 - Commitments and Contingencies -Commitments to Acquire Power Plants for information regarding Commitments to Acquire Power Plants from SunEdison.

Equity Interest Purchase and Sale Agreement for 425 MW India Projects
See Note 5 - Deposits for Acquisitions for information regarding the 425 MW India Projects.
Operation and Maintenance (“O&M”) and Asset Management Services
Operations and maintenance services, as well as asset management services, are provided to the Company by affiliates of SunEdison pursuant to contractual agreements. Costs incurred for these services were $4.7 million and $9.7 million and $1.4 million and $2.3 million for the three and six months ended June 30, 2016 and 2015, respectively, and are reported as cost of operations-affiliates in the unaudited condensed consolidated statements of operations.
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
Due to/from SunEdison, net
Certain of the Company’s expenses and capital expenditures related to construction in process are paid by affiliates of SunEdison and are reimbursed by the Company to the same or other affiliates of SunEdison. As of June 30, 2016 and December 31, 2015, the Company owed SunEdison and affiliates $29.3 million and $44.3 million, net, respectively. The due to balance as of December 31, 2015, presents changes to the Company's previously reported amounts due to the recasting performed. These amounts are reported as Due to SunEdison, net in the consolidated balance sheets.
Depending on the nature of the activity, amounts are either reflected in operating activities or as a non-cash addition to power plants included in Due to SunEdison, net. Additionally, SunEdison provided contributions to the Company in the form of stockholder loans. Related amounts have been recognized as additional paid-in capital as there is no expectation for the Company to repay SunEdison for the contributions related to stockholder loans. These contributions totaled $38.4 million and $67.9 million for the six months ended June 30, 2016 and 2015, respectively.
Compulsorily Convertible Debentures
During the three months ended June 30, 2016, SunEdison transferred to the Company all, or INR 650.0 million (approximately $9.6 million), of the unsecured compulsorily convertible debentures ("CCDs") held by SunEdison, which the Company previously issued to SunEdison in connection with its non-controlling interest in three power plants in India. As of June 30, 2016, third parties held INR 112.1 million (approximately $1.7 million) of CCDs issued by certain project companies in India. The CCDs held by third parties were subsequently transferred to the Company in the fourth quarter of 2016.
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
The following table reflects summarized financial information concerning the Company’s reportable segments for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30, 2016				Three Months Ended June 30, 2015
(In thousands)	Solar	Wind	Corporate	Total	Solar	Wind	Corporate	Total
Operating revenues, net	$28,878	$27,552	$—	$56,430	22,017	3,664	—	25,681
Depreciation, accretion and amortization	6,509	6,516	—	13,025	3,738	(402)	—	3,336
Other operating costs and expenses	4,703	5,899	15,503	26,105	7,990	4,085	12,510	24,586
Interest expense, net	10,372	(281)	18,884	28,975	12,863	725	14,598	28,186
Other non-operating (income) expenses	14,304	1,053	(34,774)	(19,417)	(6,640)	(440)	—	(7,080)
Income tax expense (benefit)	—	—	2,061	2,061	—	—	(668)	(668)
Net income (loss)	(7,010)	14,365	(1,674)	5,681	4,066	(304)	(26,440)	(22,679)

	Six Months Ended June 30, 2016				Six Months Ended June 30, 2015
(In thousands)	Solar	Wind	Corporate	Total	Solar	Wind	Corporate	Total
Operating revenues, net	57,617	46,499	—	104,116	39,823	3,664	—	43,487
Depreciation, accretion and amortization	12,381	15,216	—	27,597	6,473	(402)	—	6,071
Other operating costs and expenses	11,273	13,328	31,925	56,526	9,312	4,085	19,963	33,361
Interest expense (income), net	22,634	(2,049)	42,053	62,638	23,247	725	21,036	45,007
Other non-operating (income) expenses	18,549	3,042	(66,588)	(44,997)	(7,058)	(440)	—	(7,498)
Income tax expense	—	—	2,919	2,919	—	—	450	450
Net income (loss)	(7,220)	16,962	(10,309)	(567)	7,849	(304)	(41,449)	(33,904)

The following table reflects reportable segment assets as of June 30, 2016, and December 31, 2015:

Balance Sheet	As of June 30, 2016				As of December 31, 2015 (3)
(In thousands)	Solar	Wind	Corporate	Total	Solar	Wind	Corporate	Total
Total assets	$671,131	$431,578	$1,553,076	$2,655,785	$764,475	$375,683	$1,547,008	$2,687,166

(1)	Income tax benefit is not allocated to the Company’s Solar and Wind segments.

(2)	Corporate assets include cash and cash equivalents, intercompany accounts receivable, other current assets and other assets.

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
The following table presents the changes in each component of accumulated other comprehensive loss:

(In thousands)	Foreign Currency Translation Adjustments	Hedging Activities	Accumulated Other Comprehensive Income (loss)
Balance as of December 31, 2015	$(12,819)	$1,638	$(11,181)
Other comprehensive income (loss)	38,511	(17,116)	21,395
Less: other comprehensive income (loss) attributable to non-controlling interests	15,189	(11,456)	3,733
Balance as of June 30, 2016	10,503	(4,022)	6,481
The following tables present the changes in each component of accumulated other comprehensive loss and the related tax effects for the three and six months ended June 30, 2016:

	Three Months Ended June 30,
	2016
(In thousands)	Before Tax	Tax Effect	Net of Tax
Foreign currency translation adjustments	$33,954	$271	$34,225
Unrealized (loss) gain on hedging instruments	(2,653)	4,792	2,139
Net other comprehensive income (loss)	$31,301	$5,063	$36,364
Less: Other comprehensive income attributable to non-controlling interests, net of tax			14,886
Other comprehensive income (loss) attributable to Class A stockholders			$21,478

	Six Months Ended June 30,
	2016
(In thousands)	Before Tax	Tax Effect	Net of Tax
Foreign currency translation adjustments	$38,511	$271	$38,782
Unrealized (loss) gain on hedging instruments	(17,116)	4,792	(12,324)
Net other comprehensive income (loss)	$21,395	$5,063	$26,458
Less: Other comprehensive income attributable to non-controlling interests, net of tax			7,036
Other comprehensive income (loss) attributable to Class A stockholders			$19,422
The following tables present the changes in each component of accumulated other comprehensive loss, net of tax for the three and six months ended June 30, 2015:

	2015
(In thousands)	Three Months Ended June 30,	Six Months Ended June 30,
Foreign currency translation adjustments	(2,338)	2,139
Unrealized (loss) gain on hedging instruments	(4.147)	(4,250)
Net other comprehensive income (loss)	(6.485)	(2,111)
Less: Other comprehensive income attributable to non-controlling interests, net of tax	—	—
Other comprehensive income (loss) attributable to Class A stockholders	(6.485)	(2,111)

20. SUBSEQUENT EVENTS
Nasdaq Compliance
Periodic Reports

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

On November 15, 2016, the Company received a notification letter from a Hearings Advisor from the Nasdaq Office of General Counsel informing the Company that the hearings panel granted the Company’s request for an extension until March 27, 2017 with respect to its delayed Form 10-K for the year ended December 31, 2015 and its delayed Forms 10-Q for first , second and third quarters of 2016. The hearings panel granted the Company the maximum possible extension until the expiration of the hearings panel’s discretion to allow continued listing while the Company remains out of compliance with Nasdaq’s continued listing requirements. The hearings panel reserved the right to reconsider the terms of the extension and the Nasdaq Listing and Hearing Review Council may determine to review the decision should an event occur that calls into question the Company’s ability to regain compliance by March 27, 2017.

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

2016 Annual Meeting

Nasdaq Listing Rule 5620(a) (the "Annual Meeting Rule") requires the Company to hold an annual meeting of shareholders within twelve months of the end for the Company's fiscal year. Because the Company did not hold an annual meeting during 2016, the Company is not in compliance with the Annual Meeting Rule. On January 4, 2017, the Company received a notification letter from a Senior Director of Nasdaq Listing Qualification, which stated that the Company's failure to hold its annual meeting by December 31, 2016 serves as an additional basis for delisting the Company's securities and that the hearings panel will consider this matter in their decision regarding the Company's continued listing on the Nasdaq Global Select Market. On January 11, 2017, the Company submitted a response requesting an extension to hold an annual meeting and regain compliance with the Annual Meeting Rule. There is no assurance that the hearings panel will grant an extension or of the length of time of any extension granted.

Delayed Filing of Forms 10-Q

We have not yet filed our Form 10-Q for the quarter ended September 30, 2016. On May 17, August 10 and November 10, 2016, we filed a Form 12b-25, Notification of Late Filing, with the SEC regarding our delayed Forms 10-Q for the quarters ended March 31, June 30 and September 30, 2016, respectively, in each case principally due to the need to complete all steps and tasks necessary to finalize our financial statements and other disclosures required to be in the filing.
Delayed Filing of 2016 10-K and First Quarter 2017 Form 10-Q

The Company is continuing its efforts to regain compliance with Nasdaq’s continued listing requirements with respect to its delayed SEC periodic reports, with significant progress made by filing its Form 10-K for the year ended December 31, 2015 and its Form 10-Q for the first quarter of 2016 in December 2016, and by filing its Form 10-Q for the second quarter of 2016 in January 2017. However, due to the time and resources required to complete its delayed SEC periodic reports, including its Form 10-K for the year ended December 31, 2015 and its Forms 10-Q for the first, second and third quarters of 2016, the Company has experienced delays in its ongoing efforts to complete all steps and tasks necessary to finalize financial statements and other disclosures required to be in its Form 10-K for the year ended December 31, 2016 (the “2016 10-K”) and subsequent quarterly reports. The Company currently does not expect to be able to file the 2016 10-K by the SEC filing deadline in March 2017 or its Form 10-Q for the first quarter of 2017 by the SEC filing deadline in May 2017. The Company continues to work to complete, as soon as practicable, all steps and tasks necessary to finalize the Company’s financial statements and other disclosures required to be included in its periodic filings with the SEC. There can be no assurance that the Company’s future periodic reports will not be delayed for similar reasons. Continued delays in the filing of the Company’s periodic reports with the SEC could have a material adverse effect on the Company.

Acquisitions
See Note 3 - Acquisitions for a description of subsequent events regarding the transfer of the balance of equity in certain projects in India, incomplete dropdowns (425MW India Projects), and the pending BioTherm acquisition.
Long-Term Debt
See Note 8 - Long-Term Debt for a description of the Event of Default of SunEdison as it relates to Long-Term Debt. Also in that section is a description of the Extinguishment of Debt during the third quarter of 2016 and a description of the amendment made to ISDA Agreement in July 2016.
Related Parties
See Note 17 - Related Parties for a description of the SunEdison bankruptcy and a description of its potential impact on the Company.
Transition to Stand-alone Operations

The Company is transitioning away from its historical reliance on SunEdison for management, corporate and accounting services, employees, critical systems and information technology infrastructure, and the operation, maintenance and asset management of our power plants. As part of this transition, as of January 1, 2017, substantially all employees at both the corporate and project levels who were previously employed by SunEdison were hired directly by the Company. As such, the Company no longer relies upon SunEdison for personnel to manage and operate our business or our power plants. The Company continues to execute on the other aspects of its plan to implement a stand-alone organization.

Corporate Governance Changes

Designation of David J. Mack

On January 4, 2017, SunEdison Holdings Corporation, a wholly-owned subsidiary of SunEdison, Inc., exercised its right to designate Mr. David J. Mack to the Board effective immediately. The Company believes that Mr. Mack qualifies as an independent director under applicable stock exchange rules.

Election of Alan Miller

On January 25, 2017, the Board voted to elect Mr. Alan B. Miller to be a member of the Board effective immediately. The Company believes that Mr. Miller qualifies as an independent director under applicable stock exchange rules. In connection with the election of Mr. Miller to the Board, the Board consulted with various parties, including SunEdison, Inc., the Company's controlling shareholder.

Resignation of David Springer

On January 25, 2017, Mr. David Springer resigned from his position as a director of the Board. The resignation was contingent upon, and effective immediately prior to, the election of Mr. Alan B. Miller as a director of the Board. Mr. Springer’s resignation was not the result, in whole or in part, of any disagreement with the Company.

Reconstitution of the Corporate Governance and Conflicts Committee

On December 1, 2016, the Board appointed Mr. Mark Lerdal and Mr. Fred Boyle to the Corporate Governance and Conflicts Committee of the Board (the “Conflicts Committee”), effective immediately. Additionally, on December 1, 2016, the members of the Conflicts Committee of Global LLC (the “LLC Conflicts Committee”) appointed Mr. Boyle and Mr. Lerdal as additional members of the LLC Conflicts Committee.

On January 13, 2017, the Board appointed Mr. Mack to the Conflicts Committee, effective immediately upon the resignation of Messrs. Christopher Compton, Hanif “Wally” Dahya and John F. Stark from the Conflicts Committee. Messrs. Compton, Dahya and Stark resigned from the Conflicts Committee on January 13, 2017. As a result of these changes, the Conflicts Committee consists of three members, Messrs. Lerdal, Boyle and Mack. Mr. Boyle serves as the Chairperson of the Conflicts Committee.

Additionally, on January 13, 2017, the members of the LLC Conflicts Committee appointed Mr. Mack to the LLC Conflicts Committee, effective immediately upon the resignation of Messrs. Compton, Dahya and Stark from the LLC Conflicts Committee. Messrs. Compton, Dahya and Stark resigned from the LLC Conflicts Committee on January 13, 2017. As a result of these changes, the LLC Conflicts Committee consists of three members, Messrs. Lerdal, Boyle and Mack.

Appointment of Mr. Fred Boyle to the Audit Committee

On January 10, 2017, the Board appointed Fred Boyle to serve as a member of the Audit Committee of the Board. Following Mr. Boyle’s appointment, the Audit Committee consists of four members, Messrs. Dahya, Compton, Stark and Boyle.

Creation of Compensation Committee

For purposes of the applicable stock exchange rules, the Company is a “controlled company.” As a controlled company, the Company relies upon certain exceptions, including with respect to establishing a compensation committee or nominating committee. While the Company remains able to reply upon such exceptions, on January 10, 2017, the Board created a Compensation Committee of the Board (the “Compensation Committee”).

The Compensation Committee is responsible for, among other matters: (i) reviewing and approving corporate goals and objectives relevant to the compensation of the Company’s Chief Executive Officer, (ii) determining, or recommending to the Board for determination, the Chief Executive Officer’s compensation level based on this evaluation, (iii) determining, or recommending to the Board for determination, the compensation of directors and all other executive officers, (iv) discharging the responsibility of the Board with respect to the Company’s incentive compensation plans and equity-based plans, (v) overseeing compliance with respect to compensation matters, (vi) reviewing and approving severance or similar termination payments to any current or former executive officer of the Company, and (vii) preparing an annual Compensation Committee Report, if required by applicable SEC rules.

The Compensation Committee consists of three members, Messrs. Lerdal, Mack and Stark. Mr. Lerdal has been designated as the chairperson of the Compensation Committee. The Board has adopted a written charter for the Compensation Committee which is available on the Company’s corporate website, http://www.terraformglobal.com.

Update on Settlement Discussions with SunEdison

As previously disclosed, TerraForm Global, Inc. (“TerraForm Global”) has been engaged in settlement discussions with SunEdison to resolve, among other matters, intercompany claims in connection with the SunEdison Bankruptcy. On January 20, 2017, TerraForm Global and Global LLC entered into a memorandum of understanding (the “MOU”) with SunEdison, TerraForm Power, Inc. (“TerraForm Power” and, together with TerraForm Global, the “Yieldcos”) and TerraForm Power, LLC (“Terra LLC”), a subsidiary of TerraForm Power. The MOU outlines potential settlements of claims (i) between SunEdison and its affiliated debtors and non-debtors (excluding GLBL and TERP, as defined below) and their respective employees, officers, directors, agents and representatives in their capacities as such (the “SunEdison Parties”), on the one hand, and TerraForm Global (for itself and on behalf of Global LLC and Global Operating LLC) (collectively, “GLBL”), and GLBL’s employees, officers, directors, agents and representatives in their capacities as such, on the other hand (the “GLBL Intercompany Claims”); and (ii) between the SunEdison Parties, on the one hand, and TerraForm Power (for itself and on behalf of Terra LLC and TerraForm Power Operating, LLC) (collectively, “TERP”) and TERP’s employees, officers, directors, agents and representatives in their capacities as such, on the other hand (the “TERP Intercompany Claims”), in each case in connection with the SunEdison Bankruptcy and including, in each case, any avoidance actions and preference claims the SunEdison Parties may have. The MOU has been approved by the respective boards of directors of TerraForm Global, SunEdison and TerraForm Power. TerraForm Global’s board of directors approved the MOU upon the recommendation of its independent members who do not also serve on the board of directors of TerraForm Power. The settlement of the GLBL Intercompany Claims and the TERP Intercompany Claims is subject to the approval of the bankruptcy court in the SunEdison Bankruptcy (the “Bankruptcy Court”).

On January 27, 2017 and January 29, 2017, the Yieldcos, Global LLC, Terra LLC and SunEdison modified the MOU to extend, from January 27, 2017 to February 2, 2017, the deadline under the MOU for agreeing to the terms of definitive settlement agreements. Under the MOU, as modified, the Yieldcos, Global LLC, Terra LLC and SunEdison will work in good faith toward agreeing to the terms of two separate settlement agreements, one for each Yieldco, as promptly as practicable on or before February 2, 2017. The Company expects that SunEdison will condition its motion for Bankruptcy Court approval of each settlement agreement upon Bankruptcy Court approval of the other settlement agreement. In addition, GLBL and SunEdison will work to document a transaction for the sale of all or part of GLBL in parallel with a separate effort by TERP and SunEdison to document a transaction for the sale of all or part of TERP (each an “M&A Transaction”), with each M&A Transaction requiring the approval by the applicable Yieldco and SunEdison; provided such obligation to work toward the M&A Transaction terminates if the Yieldcos and SunEdison have not executed and delivered settlement agreements on or before February 2, 2017.

The MOU contains certain non-binding proposed settlement terms (the “Proposed Settlement Terms”) to resolve the complex legal relationship between the applicable Yieldco and SunEdison arising out of SunEdison’s sponsorship of such Yieldco, including, among other things, an allocation of the total consideration paid in connection with an M&A Transaction and, with certain exceptions, the full mutual release of all GLBL Intercompany Claims. At the closing of the GLBL M&A Transaction, in exchange for its Class B common stock of TerraForm Global, Class B units of Global LLC, incentive distribution rights and all other interests in GLBL, SunEdison would receive consideration equal to 25.0% of the total consideration paid to all stockholders of TerraForm Global, reflecting the settlement of GLBL Intercompany Claims, incentive distribution rights and other factors considered by the board of directors of TerraForm Global. The remaining consideration would be distributed to holders of shares of the Class A common stock of TerraForm Global (including SunEdison, solely in its capacity as a holder of Class A common stock of TerraForm Global immediately prior to the closing of such M&A Transaction). At the closing of the TERP M&A Transaction, in exchange for its Class B common stock of TerraForm Power, Class B units of Terra LLC, incentive distribution rights and all other interests in TERP, SunEdison would receive consideration equal to 36.9% of the total consideration paid to all TerraForm Power stockholders, reflecting the settlement of TERP Intercompany Claims, incentive distribution rights and other factors considered by the board of directors of TerraForm Power. The remaining consideration would be distributed to holders of shares of the Class A common stock of TerraForm Power.

The Proposed Settlement Terms are not legally binding on any party to the MOU and are subject to a number of conditions and contingencies, including each of the Yieldcos and SunEdison entering into final settlement agreements before February 2, 2017, each of the Yieldcos entering into an M&A Transaction (and all documents with respect thereto) jointly approved by the applicable Yieldco and SunEdison by April 1, 2017 and approval of each settlement agreement by the Bankruptcy Court by April 1, 2017, which date may be extended until April 15, 2017 if approval of the settlement agreements is a contested matter that SunEdison is prosecuting in good faith. The settlement agreements will automatically terminate if approval of the Bankruptcy Court is not obtained and will be terminable if the applicable jointly approved M&A Transaction terminates prior to closing or if other customary milestones are not met or termination rights are triggered. There is no assurance that the Yieldcos and SunEdison will enter into binding settlement agreements, and there is no assurance as to the final terms or timing of any such settlement agreements.

Exclusivity with Brookfield Asset Management Inc.

The Company has been exploring and evaluating potential strategic alternatives to maximize stockholder value, including a merger or sale of its entire business or other business combinations or sponsorship arrangements. On January 20, 2017, TerraForm Global and Global LLC entered into an exclusivity agreement (the “Exclusivity Agreement”) with Brookfield Asset Management Inc. (“Brookfield”), which is subject to customary terms and conditions. Under the Exclusivity Agreement, subject to early termination under certain circumstances, the Company has agreed to negotiate exclusively with Brookfield in connection with a possible negotiated business combination transaction between the Company and Brookfield until the earlier of the execution of a definitive agreement for such transaction and 11:59 p.m. New York City time on March 6, 2017.

Prior to entering into the Exclusivity Agreement, the Company received a bid letter from Brookfield, which was subsequently revised (as revised, the “Bid Letter”). In the Bid Letter, Brookfield proposed four possible transactions:

1.	Brookfield would purchase 100% of the Company for cash (the “Whole Company Transaction”);

2.
Brookfield would purchase 100% of the Company for cash and either (i) 100% of TerraForm Power, Inc. or (ii) at least a 50.1% interest in TerraForm Power, Inc. in a sponsorship transaction (the “Whole GLBL with TERP Transaction”);

3.	Brookfield would replace SunEdison as sponsor and controlling stockholder of the Company (the “Sponsorship Transaction”); or

4.	Brookfield would replace SunEdison as sponsor and controlling stockholder of the Company and TerraForm Power, Inc. (the “Double Sponsorship Transaction”).

The Bid Letter included certain dollar amounts for each of the four proposals, which are described below. The amounts included in the Bid Letter and described below are presented on a fully diluted and converted per-share basis. However, any aggregate amounts payable to SunEdison, on the one hand, and the holders of TerraForm Global's Class A common stock, on the other hand, will reflect the terms of final settlement agreement, if any, between the Company and SunEdison. The terms of any such final settlement agreement may cause any amounts payable in a transaction for all or part of the Company to differ materially from those described below.

None of the four proposals is subject to any financing condition. In the Whole Company Transaction, Brookfield would acquire all outstanding shares of TerraForm Global for $4.15 per share in cash, subject to adjustment in respect of certain specified contingencies. All shares of the Class B common stock of TerraForm Global and Class B units of Global LLC held by SunEdison would be exchanged for shares of Class A common stock of TerraForm Global immediately prior to consummation of the transaction and, as so exchanged, would receive the same consideration per share as all other holders of Class A common stock, subject to the final settlement agreement to be entered into between SunEdison and the Company.

For the Whole GLBL with TERP Transaction, Brookfield indicated it would be willing to offer additional incremental consideration of $0.20 per share in cash, payable on the closing of a transaction for either (i) 100% of TerraForm Power, Inc. or (ii) at least 50.1% of TerraForm Power, Inc. in a sponsorship transaction, such that the total consideration to be paid to stockholders of TerraForm Global would be $4.35 per share in cash. Payment of the initial $4.15 per share in cash for all outstanding shares of TerraForm Global would not be conditioned upon the closing of a transaction for either (i) 100% of TerraForm Power, Inc. or (ii) at least 50.1% of TerraForm Power, Inc. in a sponsorship transaction.

In the Sponsorship Transaction, Brookfield would replace SunEdison as the Company’s sponsor and controlling stockholder, and would invest cash in the Company in exchange for a number of newly issued shares of Class A common stock that, after taking into account the issuance of new Class A common stock and the exchange of SunEdison’s interests into Class A common stock, would equal 50.1% of the total number of shares outstanding in TerraForm Global following consummation of the transaction. However, Brookfield indicated that in the event it is advantageous to the Company, Brookfield would be prepared to consider acquiring more Class A common stock in a Sponsorship Transaction. All shares of Class B common stock and Class B units of Global LLC held by SunEdison would be exchanged for shares of Class A common stock immediately prior to consummation of the transaction. The cash consideration would be based on a pre-transaction equity value of the Company, which would represent a pre-transaction value per share of $4.15 and would be subject to adjustment in respect of the same specified contingencies as the Whole Company Transaction. The cash consideration would then be distributed to all stockholders of TerraForm Global (other than Brookfield) on a pro rata basis, subject to the final settlement agreement to be entered into between SunEdison and the Company.

In a Double Sponsorship Transaction, Brookfield would be willing to offer incremental aggregate consideration based on a pre-transaction equity value of the Company, which would represent a pre-transaction value per share of $4.25.

Brookfield’s proposals are subject to certain conditions, including the satisfactory completion of confirmatory due diligence and the negotiation of mutually acceptable definitive transaction documentation which addresses, among other things, the treatment of potential liabilities previously disclosed by the Company, a voting and support agreement with SunEdison, and the negotiation of a comprehensive settlement agreement between the Company and SunEdison that releases the Company from claims by SunEdison and is acceptable to Brookfield. Consummation of any of the above transactions would be subject to customary closing conditions, including approval of the settlement agreement and SunEdison’s action to support the transaction by the bankruptcy court in the SunEdison Bankruptcy. There is no assurance that the Company and Brookfield will enter into a definitive agreement for a potential transaction and there is no assurance as to the form, terms or timing of any transaction even if an agreement is reached between the parties. The final form and terms of any such transaction, including any consideration ultimately received by TerraForm Global's stockholders in such transaction, and any conditions to closing, may be materially different from the terms under Brookfield’s proposals described above.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis should be read in conjunction with our audited consolidated financial statements and related notes thereto included as part of our Annual Report on Form 10-K for the year ended December 31, 2015 filed on December 21, 2016 and our unaudited condensed consolidated financial statements for the six months ended June 30, 2016 and other disclosures included in this Quarterly Report on Form 10-Q. References in this section to "we," "our," "us," or the "Company" refer to TerraForm Global, Inc. and its consolidated subsidiaries. The results shown herein are not necessarily indicative of the results to be expected in any future period.
Overview
TerraForm Global, Inc. and its subsidiaries (the "Company") is a dividend growth-oriented company formed to own and operate contracted clean power generation assets. The Company's business objective is to acquire assets with high-quality contracted cash flows, primarily from owning clean power generation assets serving utility, commercial and residential customers. The Company's portfolio consists of power plants located in the Brazil, China, India, Malaysia, South Africa, Thailand and Uruguay with an aggregate net capacity (based on our share of economic ownership) of 919.0 MW as of December 31, 2016.
Following our initial public offering (“IPO”) on August 5, 2015, TerraForm Global, Inc. became a holding company and its sole asset is a 64.8% equity interest in TerraForm Global, LLC (“Global LLC”). TerraForm Global, Inc. is the managing member of Global LLC, and operates, controls and consolidates the business affairs of Global LLC. Unless otherwise indicated or otherwise required by the context, references to “we,” “our,” “us” or the “Company” refer to TerraForm Global, Inc. and its consolidated subsidiaries.
Recent Developments
Information regarding recent developments appears in "Item 1. Business - Recent Developments," in the Company's Annual Report on Form 10-K for the year ended December 31, 2015, which was filed on December 21, 2016 and in Item 1. Note 20 – Subsequent Events in this Quarterly Report on Form 10-Q and is incorporated herein by reference.

As disclosed in Item 1. Note 20 – Subsequent Events, the Company has entered into an exclusivity agreement (the “Exclusivity Agreement”) with Brookfield Asset Management Inc. (“Brookfield”), under which, subject to early termination under certain circumstances, the Company has agreed to negotiate exclusively with Brookfield in connection with a possible negotiated business combination transaction between the Company and Brookfield until the earlier of the execution of a definitive agreement for such transaction and 11:59 p.m. New York City time on March 6, 2017.

There is no assurance that the Company and Brookfield will enter into a definitive agreement for a potential transaction and there is no assurance as to the form, terms or timing of any transaction even if an agreement is reached between the parties. The final form and terms of any such transaction, including any consideration ultimately received by the Company’s stockholders in such transaction, and any conditions to closing, may be materially different from the terms under Brookfield’s proposals. These and other risks and uncertainties relating to our exploration of strategic alternatives may, among other things, create uncertainties for our future business strategy, disrupt our business or adversely impact our revenue, operating results and financial condition.

Our Portfolio
Our portfolio consists of solar and wind power plants located in Brazil, China, India, Malaysia, South Africa, Thailand and Uruguay with an aggregate net capacity (based on our share of economic ownership) of 919.0 MW as of December 31, 2016. These power plants generally have long-term Power Purchase Agreements ("PPA") with creditworthy counterparties. Our current portfolio has PPAs with a weighted average (based on net capacity according to share of economic ownership) remaining life of 17 years. Subject to market and other conditions, our long-term plan is to further expand and diversify our current portfolio by acquiring utility-scale and distributed assets located in our core markets and certain other jurisdictions, each of which we expect will also have a long-term PPA with a creditworthy counterparty. However, as a result of the SunEdison Bankruptcy, our existing rights to acquire certain projects from SunEdison may be unenforceable. In addition, recent market conditions affecting companies in our sector generally have limited our ability to acquire and finance projects at attractive returns, so our ability to complete opportunistic acquisitions from third-parties may be limited.

The following tables list the solar and wind power plants that comprise our portfolio as of June 30 and December 31, 2016:

Power Plant Name	Country	Power Plant Type	Gross Nameplate Capacity (MW) (1)	Net Capacity based on share of Economic Ownership (MW)(2)	Net Capacity based on share of Equity Ownership (MW)(2)	# of Sites	Weighted Average Remaining Duration of PPA (Years)(3)
Portfolio as of June 30, 2016
Salvador	Brazil	Wind	203.2	203.2	203.2	9	16
Bahia	Brazil	Wind	103.5	103.5	103.5	5	16
Honiton	China	Wind	148.5	148.5	148.5	3	13
Dunhuang	China	Solar	18.0	18.0	18.0	1	16
Hanumanhatti	India	Wind	50.4	50.4	50.4	1	14
NSM Suryalabh(4)	India	Solar	39.0	39.0	39.0	1	23
Gadag	India	Wind	31.2	31.2	31.2	1	12
NSM Sitara(4)	India	Solar	31.0	31.0	31.0	1	23
NSM L’Volta(4)	India	Solar	26.0	26.0	26.0	1	23
SE 25(4)	India	Solar	25.0	25.0	—	1	20
NSM 24	India	Solar	24.0	24.0	24.0	1	21
Focal(4)	India	Solar	23.0	23.0	11.3	2	23
Bhakrani	India	Wind	20.0	20.0	20.0	1	22
Millenium(4)	India	Solar	9.3	9.3	5.9	1	20
Brakes	India	Solar	7.7	7.7	5.4	1	13
Raj 5	India	Solar	5.0	5.0	5.0	1	20
ESP Urja(4)	India	Solar	5.0	3.7	3.7	1	20
Azure(4)	India	Solar	5.0	3.7	3.7	1	20
Silverstar Pavilion	Malaysia	Solar	10.0	5.1	4.8	2	18
Fortune 11	Malaysia	Solar	5.1	4.8	2.4	1	18
Corporate Season	Malaysia	Solar	4.0	2.5	1.9	1	18
Boshof	South Africa	Solar	65.9	33.6	33.6	1	18
Witkop	South Africa	Solar	32.9	16.8	16.8	1	17
Soutpan	South Africa	Solar	31.0	15.8	15.8	1	17
NPS Star	Thailand	Solar	18.0	17.8	8.7	3	24
WXA	Thailand	Solar	17.8	17.8	8.7	3	24
PP Solar	Thailand	Solar	3.6	3.6	3.6	3	28
Alto Cielo	Uruguay	Solar	26.4	26.4	26.4	1	27
Total Portfolio as of June 30, 2016			989.4	916.4	852.5	50	17

Subsequent Additions
Add'l 11% equity in Millenium(5)	India	Solar			1.0
Add'l 51% equity in Focal(5)	India	Solar			11.8
Add'l 26% equity in Azure (5)	India	Solar		1.3	1.3
Add'l 26% equity in ESP Urja (5)	India	Solar		1.3	1.3
Total Subsequent Additions			—	2.6	15.4	—	—
Total Portfolio as of December 31, 2016			989.4	919.0	867.9	50	17
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
(3) Calculated as of December 31, 2016. The number represents a weighted average (based on net capacity based on share of economic ownership) of remaining duration.

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
(5) The remaining equity interests in Focal, Azure and ESP Urja and 11% of the equity interests in Millenium that were not owned by the Company as of June 30, 2016 were transferred to the Company in the fourth quarter of 2016. The remaining 26% of the equity interests in Millenium that were not owned by the Company as of December 31, 2016 were transferred to the Company in January 2017.

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
Key Metrics
Operating Metrics
Net Capacity
The Company measures the electricity-generating production capacity of its power generation assets in net capacity (measured in megawatts of direct current, or “DC,” with respect to solar generation assets, and megawatts of alternating current, or “AC,” with respect to wind generation assets). Net capacity represents the rated generation capacity at standard test conditions of a power plant multiplied by either the Company’s percentage of economic ownership of that power plant after taking into account any redeemable preference shares and shareholder loans held by the Company or percentage of equity ownership of that power plant, as applicable. Rated capacity is the expected maximum output a power generation system can produce without exceeding its design limits. The size of the Company’s power generation assets varies significantly among the assets comprising the portfolio. Management believes the aggregate net capacity of the Company’s portfolio is indicative of the overall production capacity and period-to-period comparisons of net capacity are indicative of the growth rate of the Company’s business. Our power plants had a net capacity (based on our share of economic ownership) of 919.0 MW as of December 31, 2016.
Gigawatt-hours Sold
Gigawatt-hours sold refers to the actual volume of electricity generated and sold by the Company’s power plants during a particular period. Management tracks megawatt-hours sold as an indicator of the ability to recognize revenue from the generation of electricity at the Company’s power plants. Our total GWh sold for the three and six months ended June 30, 2016 was 601.9 GWh and 1,107.8 GWh, respectively, as compared to 218.8 GWh and 396.8 GWh for the same periods in the prior year.

Consolidated Results of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2016	2015	2016	2015
Operating revenues, net	$56,430	$25,681	$104,116	$43,487
Operating costs and expenses:
Cost of operations	7,114	2,751	12,316	3,109
Cost of operations - affiliate	4,683	1,369	9,713	2,333
General and administrative	(1,740)	2,931	1,207	7,417
General and administrative - affiliate	15,965	3,852	23,202	6,819
Acquisition, formation and related costs	83	13,683	10,088	13,683
Depreciation, accretion and amortization	13,025	3,336	27,597	6,071
Total operating costs and expenses	39,130	27,922	84,123	39,432
Operating income (loss)	17,300	(2,241)	19,993	4,055
Other expense (income):
Loss (gain) on the extinguishment of debt	526	1,219	(5,735)	1,219
Interest expense, net	28,975	28,186	62,638	45,007
Gain on previously held equity investment	—	(1,426)	—	(1,426)
Gain on foreign currency exchange	(13,882)	(6,686)	(26,231)	(6,974)
Other income, net	(6,061)	(187)	(13,031)	(317)
Total other expenses, net	9,558	21,106	17,641	37,509
Income (loss) before income tax expense	7,742	(23,347)	2,352	(33,454)
Income tax expense (benefit)	2,061	(668)	2,919	450
Net income (loss)	5,681	$(22,679)	$(567)	$(33,904)
Less: gain attributable to non-controlling interests	4,584		2,968
Net income (loss) attributable to TerraForm Global, Inc. Class A common stockholders	$1,097		$(3,535)
Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015
Operating Revenues, net

Operating revenues, net for the three months ended June 30, 2016 and 2015 were as follows:

	Three Months Ended June 30,
(In thousands, other than MW and GWh data)	2016	2015	Change
Operating revenues, net:
Wind	$27,552	$3,664	$23,888
Solar	28,878	22,017	6,861
Total	$56,430	$25,681	$30,749
Net capacity (MW)(1)(2)	916.4	350.1	566.3
GWh sold	601.9	218.8	287.2

(1)	Operational at end of period.

(2)	Net capacity represents the maximum generating capacity at standard test conditions of a power plant multiplied by our percentage of economic ownership of that power plant.

Operating revenues, net increased by $30.7 million during the three months ended June 30, 2016, compared to the same period in 2015, due to:

(In thousands)	Solar	Wind	Total
Decrease in energy revenues from projects achieving commercial operations	$(5,072)	$—	$(5,072)
Increase in energy revenues from acquisitions of operating power plants from third parties	8,124	23,888	32,012
Existing power plant energy revenue	3,810	—	3,810
Cost of Operations
Cost of operations for the three months ended June 30, 2016 and 2015 were as follows:

	Three Months Ended June 30,
(In thousands)	2016	2015	Change
Cost of operations	$7,114	$2,751	$4,363
Cost of operations - affiliate	4,683	1,369	3,314
Total cost of operations	$11,797	$4,120	$7,677
Cost of operations increased $4.4 million during the three months ended June 30, 2016, compared to the same period in 2015, primarily due to:

(In thousands)	Solar	Wind	Total
Increase in cost of operations from projects achieving commercial operations	$275	$—	$275
Increase in cost of operations from acquisitions of operating power plants from third parties	176	4,092	4,268
Existing power plant cost of operations	$(180)	$—	$(180)
Cost of operations - affiliate increased $3.3 million during the three months ended June 30, 2016, compared to the same period in 2015, primarily due to:

(In thousands)	Solar	Wind	Total
Increase in cost of operations - affiliate from projects achieving commercial operations	$781	$—	$781
Increase in cost of operations - affiliate from acquisitions of operating power plants from third parties	1,035	404	1,439
Existing power plant cost of operations - affiliate	$1,094	$—	$1,094
General and Administrative Expense
General and administrative expense for the three months ended June 30, 2016 and 2015 were as follows:

	Three Months Ended June 30,
(In thousands)	2016	2015	Change
General and administrative	$(1,740)	$2,931	$(4,671)
General and administrative - affiliate	15,965	3,852	12,113
Total general and administrative expense	$14,225	$6,783	$7,442

General and administrative expense decreased by $4.7 million compared to the three months ended June 30, 2015, and general and administrative - affiliate expense increased by $12.1 million compared to the three months ended June 30, 2015 due to:

(In thousands)	General and Administrative	General and Administrative- Affiliate
Decrease in project-level costs from existing projects and projects achieving commercial operations	(388)	(2,569)
Decrease in project-level costs from acquisitions of operating power plants from third parties	(1,941)	(1,215)
Increase (Decrease) in corporate costs due to growth and additional costs related to being a public company	(2,342)	15,897
Total change	$(4,671)	$12,113
Additionally, the decrease in General and Administrative expense during the second quarter of 2016 was primarily due to the reversal of a bad debt expense recorded in the first quarter of 2016 related to the FERSA power plants.
We have historically depended significantly on SunEdison for important corporate, project, and other services, including many management services under the MSA (such as management, secretarial, accounting, banking, treasury, administrative, regulatory and reporting functions; recommending and implementing business strategy; maintenance of books and records; calculation and payment of taxes; and preparation of audited and unaudited financial statements), as well as asset management and O&M for most of our projects. Because of this reliance on SunEdison, the SunEdison Bankruptcy has created substantial risks to our business, operations and financial condition. However, we have continued to operate our business pursuant to contingency plans that we have been developing.
As part of the Company’s transition away from its historical reliance on SunEdison, as of January 1, 2017, substantially all employees at both the corporate and project levels who were previously employed by SunEdison were hired directly by the Company. As such, the Company no longer relies upon SunEdison for personnel to manage and operate our business or our power plants. The Company continues to execute on the other aspects of its plan to implement a stand-alone organization. We expect to incur higher costs associated with performing these services ourselves or hiring substitute providers than the fees we paid under the MSA.

The SunEdison Bankruptcy could result in a liquidation of SunEdison, which may have a material adverse effect on our business, results of operations and financial condition in light of our ongoing utilization of SunEdison for certain limited business and operational services. A disorganized liquidation would increase the risk of a material adverse effect on our business.
Acquisition, Formation and Related Costs
Acquisition, formation and related costs decreased from $13.7 million for the three months ended June 30, 2015 to $0.1 million for the three months ended June 30, 2016, due to less acquisitions taking place during the same period in 2016.
Depreciation, Accretion and Amortization
Depreciation, accretion and amortization expense increased from $3.3 million for the three months ended June 30, 2015 to $13.0 million for the three months ended June 30, 2016 due to additional projects achieving commercial operation and additional power plants acquired compared to the same period last year.
(Gain) Loss on Extinguishment of Debt, net
Loss on the extinguishment of debt decreased from a loss of $1.2 million for the three months ended June 30, 2015 to a loss of $0.5 million for the three months ended June 30, 2016. The loss on extinguishment for the three months ended June 30, 2016 represented the loss on the repayment of project level debt in India during the second quarter.
Interest Expense, net
Interest expense, net increased by $0.8 million during the three months ended June 30, 2016, compared to the same period in 2015. The increase was primarily due to interest and amortization of deferred financing costs under the Senior Notes issued during the third quarter of 2015.

There is a risk that the Interest Payment Agreement may be terminated as a result of the SunEdison Bankruptcy, in which case we expect to continue servicing out debt obligations with current liquidity and cash flows from operations. Please see Note 17 - Related Parties - Interest Payment Agreement for additional information on the Interest Payment Agreement.

	Three Months Ended June 30,
(In thousands)	2016	2015	Change
Corporate level	$18,884	$14,598	$4,286
Project level:
Solar	10,372	12,863	(2,491)
Wind	(281)	725	(1,006)
Total interest expense, net	$28,975	$28,186	$789
Loss (Gain) on Foreign Currency Exchange, net
Net gain on foreign currency exchange was $13.9 million for the three months ended June 30, 2016 versus a gain of $6.7 million for the three months ended June 30, 2015, a change of $7.2 million. This increased net gain is partly due to new hedging activities initiated as of the IPO and related changes in foreign currency rates. Components of loss (gain) are as follows:

	Three Months Ended June 30,
(in thousands)	2016	2015	Change
Foreign currency forward contracts loss (gain)
Investment in power plants	$344	$—	$344
Cash generated by foreign subsidiaries	12,429	—	12,429
	12,773	—	12,773

Entity assets and liabilities denominated in other currencies	(26,655)	(6,686)	(19,969)
Total gain on foreign currency exchange, net	$(13,882)	$(6,686)	$(7,196)
During the quarter ended June 30, 2016, we realized a net loss of $12.8 million on foreign currency forward contracts that matured during that quarter resulting from the devaluation of the Brazilian real, Chinese yuan renminbi, Indian rupee, Malaysian ringgit, South African rand and Thai baht as compared to the U.S. dollar. This $12.8 million net loss is attributed as: (i) a net loss of $12.4 million on forward contracts associated with cash generated by foreign subsidiaries; and (ii) a net loss of $0.3 million on forward contracts that hedge the purchase of foreign currencies for investments in acquisitions and debt extinguishments.
Other Income, net
Other income, net was $6.1 million for the three months ended June 30, 2016 compared to $0.2 million for the same period in 2015. This increase was primarily due to insurance and liquidated damages received by power plants in South Africa.
Income Tax Provision
The income tax expense was $2.1 million for the three months ended June 30, 2016, compared to $0.7 million for the three months ended June 30, 2015. For the three months ended June 30, 2016, the overall effective tax rate was different than the statutory rate of 35.0% primarily due to valuation allowance, tax holiday benefits, projected minimum taxes in foreign jurisdictions, and gross receipt taxes in Brazil. As of June 30, 2016, most jurisdictions were in a net deferred tax asset position. For those jurisdictions a valuation allowance is recorded against the deferred tax assets primarily because of historical losses.

Six Months Ended June 30, 2016 Compared to Six Months June 30, 2015
Operating Revenues, net
Operating revenues, net for the six-month periods ended June 30, 2016 and 2015 were as follows:

	Six Months Ended June 30,
(In thousands, other than MW and GWh data)	2016	2015	Change
Operating revenues, net:
Wind	$46,499	$3,664	$42,835
Solar	57,617	39,823	17,794
Total	$104,116	$43,487	$60,629
Net capacity (MW)(1)(2)	916.4	350.1	566.3
GWh sold	1,107.8	396.8	711.0

(1)	Operational at end of period.

(2)	Net capacity represents the maximum generating capacity at standard test conditions of a power plant multiplied by our percentage of economic ownership of that power plant.
Operating revenues, net increased by $60.6 million during the six months ended June 30, 2016, compared to the same period in 2015, due to:

(In thousands)	Solar	Wind	Total
Increase in energy revenues from projects achieving commercial operations	$941	$—	$941
Increase in energy revenues from acquisitions of operating power plants from third parties	16,170	42,835	59,005
Existing power plant energy revenue	683	—	683
Cost of Operations
Cost of operations for the six months ended June 30, 2016 and 2015 were as follows:

	Six Months Ended June 30,
(In thousands)	2016	2015	Change
Cost of operations	$12,316	$3,109	$9,207
Cost of operations - affiliate	9,713	2,333	7,380
Total cost of operations	$22,029	$5,442	$16,587
Cost of operations increased $9.2 million during the six months ended June 30, 2016, compared to the same period in 2015, due to:

(In thousands)	Solar	Wind	Total
Increase in cost of operations relating to projects achieving commercial operations	$176	$—	$176
Increase/(decrease) in cost of operations relating to acquisitions of operating power plants from third parties	(2)	9,576	9,574
Existing power plant cost of operations	$(543)	$—	$(543)
Cost of operations - affiliate increased $7.4 million during the six months ended June 30, 2016, compared to the same period in 2015, due to:

(In thousands)	Solar	Wind	Total
Increase in cost of operations - affiliate relating to projects achieving commercial operations	$2,639	$—	$2,639
Increase in cost of operations - affiliate of operating power plants relating to acquisitions from third parties	1,851	790	2,641
Existing power plant cost of operations - affiliate	$2,100	$—	$2,100

General and Administrative Expense
General and administrative expense for the six months ended June 30, 2016 and 2015 were as follows:

	Six Months Ended June 30,
(In thousands)	2016	2015	Change
General and administrative	$1,207	$7,417	$(6,210)
General and administrative - affiliate	23,202	6,819	16,383
Total general and administrative expense	$24,409	$14,236	$10,173
General and administrative expense decreased by $5.8 million for the six months ended June 30, 2016 compared to the six months ended June 30, 2015, and general and administrative - affiliate expense increased by $16.4 million for the six months ended June 30, 2016 compared to the six months ended June 30, 2015 due to:

(In thousands)	General and Administrative	General and Administrative - Affiliate
Decrease in project-level costs from existing projects and projects achieving commercial operations	(325)	(5,566)
Decrease in project-level costs from acquisitions of operating power plants from third parties	(43)	(1,215)
(Decrease)/increase in corporate costs due to growth and additional costs related to being a public company	(5,842)	23,164
Total change	$(6,210)	$16,383
Acquisition, Formation and Related Costs
Acquisition, formation and related costs totaled $10.1 million for the six months ended June 30, 2016. These costs were related to the acquisitions terminated, completed or pending completion as of June 30, 2016. There were $13.7 million in costs incurred during the six months ended June 30, 2015.
Depreciation, Accretion and Amortization
Depreciation, accretion and amortization expense increased from $6.1 million for the six months ended June 30, 2015 to $27.6 million in the six months ended June 30, 2016 due to additional projects achieving commercial operation and additional power plants acquired compared to the same period last year.
(Gain) Loss on Extinguishment of Debt, net
Gain on the extinguishment of debt increased from a loss of $1.2 million for the six months ended June 30, 2015 to a gain of $5.7 million for the six months ended June 30, 2016. This increase was primarily due to the gain related to the Senior Notes repurchased during January 2016 combined with additional prepayments and terminations of project-level indebtedness related to several projects during 2016 compared to the six-month period ended June 30, 2015.

Interest Expense, net
Interest expense, net was $62.6 million and $45.0 million for the six months ended June 30, 2016 and 2015, respectively, an increase of $17.6 million. The increase was primarily due to interest amortization of deferred financing costs under the Senior Notes issued during the third quarter of 2015. We received an equity contribution of $11.0 million in cash from SunEdison in connection with SunEdison's payment obligation under the Interest Payment Agreement during the six months ended June 30, 2016.

	Six Months Ended June 30,
(In thousands)	2016	2015	Change
Corporate level	$42,053	$21,036	$21,017
Project-level:
Solar	22,634	23,247	(613)
Wind	(2,049)	725	(2,774)
Total interest expense, net	$62,638	$45,008	$17,630
Loss on Foreign Currency Exchange, net
Net gain on foreign currency exchange was $26.2 million for the six months ended June 30, 2016 compared to a gain of $7.0 million for the six months ended June 30, 2015, a change of $19.3 million. This change in net loss is primarily due to new hedging activities initiated as of the IPO. Components of loss (gain) are as follows:

	Six Months Ended June 30,
(in thousands)	2016	2015	Change
Foreign currency forward contracts loss (gain)
Investment in power plants	$(3,068)	$—	$(3,068)
Cash generated by foreign subsidiaries	32,184	—	32,184
	29,116	—	29,116

Entity assets and liabilities denominated in other currencies	(55,437)	(6,974)	(48,463)
Total gain on foreign currency exchange, net	$(26,321)	$(6,974)	$(19,347)
During the six months ended June 30, 2016, we realized a net loss of $29.1 million on foreign currency forward contracts that matured during that quarter resulting from the devaluation of the Brazilian real, Chinese yuan renminbi, Indian rupee, Malaysian ringgit, South African rand and Thai baht as compared to the U.S. dollar.  This $29.1 million net loss is attributed as: (i) a net loss of $32.2 million on forward contracts associated with cash generated by foreign subsidiaries; and (ii) a net gain of $3.1 million on forward contracts that hedge the purchase of foreign currencies for investments in acquisitions and debt extinguishments.
The foreign currency net loss relating to investments in power plants is partially offset by the lower cost associated with certain acquisitions and debt extinguishments. The fair value of our outstanding foreign currency forward contracts was a net liability of $9.0 million as of June 30, 2016.
Other Income, net
Other income, net was $13.0 million for the six months ended June 30, 2016 compared to $0.3 million for the same period in 2015. This increase was primarily due to the sale of certain development assets related to NPS Star and with liquidated damages received by power plants in South Africa.
Income Tax Provision
The income tax expense was $2.9 million for the six months ended June 30, 2016, compared to $0.5 million income tax expense for the six months ended June 30, 2015. For the six months ended June 30, 2016, the overall effective tax rate was different than the statutory rate of 35.0% primarily due to the release of a valuation allowance on certain tax benefits attributed to foreign jurisdictions and to tax holiday benefits in foreign jurisdictions.

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
               Additionally, covenant defaults may occur in the future under the Company’s Revolver and the indenture governing our Senior Notes in the event of further delays in the filing of our periodic reports with the SEC and potential violation of financial covenants. There can be no assurance that we will be able to file our periodic reports (including our Form 10-Q for the quarter ended September 30, 2016, our Form 10-K for the year ended December 31, 2016 and our Form 10-Q for the quarter ended March 31, 2017 or any quarters thereafter) with the SEC within the periods currently required under our Revolver and the indenture governing our Senior Notes. The Revolver also contains financial covenants that the Company is required to meet on a quarterly basis, and management projections indicate that the Company could violate the Revolver’s debt service coverage covenant during 2017 which, if the Revolver is not amended or terminated, could cause a default under the Revolver and, depending on the outstanding amount under the Revolver at the time of such default, a cross-default on the Senior Notes.

The Company is continuing its efforts to regain compliance with Nasdaq’s continued listing requirements with respect to its delayed SEC periodic reports, with significant progress made by its Form 10-K for the year ended December 31, 2015 and its Form 10-Q for the first quarter of 2016 in December 2016 and by filing its Form 10-Q for the second quarter of 2016 in January 2017. However, due to the time and resources required to complete all steps and tasks necessary to finalize its financial statements and other disclosures required to be in its Form 10-K for the year ended December 31, 2016 (the “2016 10-K”), and the Company currently does not expect to be able to file the 2016 10-K before the SEC filing deadline in March 2017. The Company continues to work to complete, as soon as practicable, all steps and tasks necessary to finalize the Company’s financial statements and other disclosures required to be in the 2016 10-K. There can be no assurance that the Company’s future periodic reports will not be delayed for similar reasons. Continued delays in the filing of the Company’s periodic reports with the SEC could have a material adverse effect on the Company. See “Continued delays in the filing of our periodic reports with the SEC, as well as further delays in the preparation of audited financial statements at the project level, could have a material adverse effect.” in Part II, Item 1A of this quarterly report on Form 10-Q for additional information.

               There can be no assurance that our lenders will agree to further extensions of financial statement filing dates or amendments to relevant covenants on acceptable terms or at all. As of January 30, 2017, the Revolver is undrawn, and in the event we are not able to cure or secure a waiver for a default under the Revolver, the Company’s available liquidity is sufficient to allow for the Revolver to be terminated, which would also avoid a cross-default on the Senior Notes. However, a default on the Senior Notes would permit the trustee or the holders of at least 25% in aggregate principal amount of notes outstanding to accelerate the Senior Notes.  The Company would likely not have sufficient liquidity to meet this obligation, which could have a material adverse effect on our business, results of operations, financial condition and ability to pay dividends. A default under the indenture governing our Senior Notes would also result in a cross-default under the Revolver that would permit the lenders holding more than 50% of the aggregate exposure under the Revolver to accelerate any outstanding principal amount of loans, terminate any outstanding letter of credit and terminate the outstanding commitments under our Revolver.
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
Uses of Liquidity
Our principal requirements for liquidity and capital resources, other than for operating our business, can generally be categorized by the following: (i) debt service obligations; (ii) funding acquisitions, if any; and (iii) if and when declared by the Company, cash dividends to stockholders. Generally, once commercial operation is achieved, solar and wind power plants do not require significant capital expenditures to maintain operating performance. As of June 30, 2016, the cash consideration to be paid on account of our pending BioTherm acquisition was approximately $8.7 million.
In addition, in April 2016, we used an additional $23.6 million to repay in full the project level indebtedness of the NSM 24 power plant in India. Prior to this repayment, the Company was in default on this project level indebtedness; however, a waiver had been obtained through December 31, 2016. On September 8, 2016, the Company repaid $135.0 million loans outstanding under the Revolver.
Debt Service Obligations
The aggregate amounts of payments on long-term debt due after June 30, 2016 are as follows:

(In thousands)	Maturities
Maturities of long-term debt:	Within 1 Year	Year 1 through Year 2	Year 2 through Year 3	Year 3 through Year 4	Year 4 through Year 5	Thereafter	Total
Corporate	—	—	—	135,000	—	752,445	887,445
Project level	12,617	8,145	10,176	14,613	17,221	283,509	346,281
Certain of our project level financing agreements contain provisions that provide the lenders with the right to accelerate debt maturity as a result of non-compliance with loan covenants. Therefore, these debt balances were reclassified from long-term to current as of June 30, 2016. We are currently working with the applicable project lenders to obtain waivers and/or forbearance agreements as we seek to cure such defaults; however, no assurances can be given that such waivers and/or forbearance agreements will be obtained.

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

Upon expiration of the distribution forbearance period applicable to the Class B common stock that were issued to SunEdison at the time of our IPO, Global LLC will be entitled to set off any amounts owing by SunEdison pursuant to the Interest Payment Agreement against any and all amounts owed by Global LLC to SunEdison under the distribution provisions of the Global LLC Operating Agreement, and Global LLC may pay such amounts to Global Operating LLC. For the three and six months ended June 30, 2016, SunEdison paid Global LLC $41.2 million, which related to interest payments on the Senior Notes. SunEdison was not required to contribute capital in cash to fund interest on the Senior Notes or credit facility payments during the year ended December 31, 2015.
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
Cash Dividends to Investors
If and when we believe it is prudent to do so, we intend to cause Global LLC to distribute to its unit-holders in the form of a quarterly distribution a portion of the cash available for distribution that is generated each quarter after appropriate reserves for our working capital needs and the prudent conduct of our business. In turn, we expect to use the amount of cash available for distribution that we receive from such distribution to pay quarterly dividends to the holders of our Class A common stock. The cash available for distribution is likely to fluctuate from quarter to quarter and in some cases significantly if any power plants experience higher than normal downtime as a result of equipment failures, electrical grid disruption or curtailment, weather disruptions or other events beyond our control. We expect our dividend payout ratio to vary as we intend to maintain or increase our dividend despite variations in our cash available for distribution from period to period. The amount of cash available for distribution from period to period may also be adversely affected by other factors, such as SunEdison’s failure to perform substantially as obligated under its agreements with us, including the Interest Payment Agreement. As a result of the notice from SunEdison purporting to terminate the Interest Payment Agreement in July 2016, we do not expect SunEdison to perform under the Interest Payment Agreement going forward, including its obligation to pay to us up to an aggregate amount of $40.0 million in 2017, $30.0 million in 2018, $20.0 million in 2019 and $10.0 million in 2020, plus any interest due on any payment not remitted when due. See “Liquidity and Capital Resources - Interest Payment Agreement” above. We also expect to incur higher costs as we transition away from our historic dependence on SunEdison for corporate, management, administrative, project and other services and perform these services ourselves or hire substitute providers. See “Consolidated Results of Operations Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015- General and Administrative Expense” above. In addition, our exploration of strategic alternatives involves certain risks and uncertainties, which may, among other things, disrupt our business or adversely impact our revenue, operating results and financial condition. For additional information on these and other factors that may adversely affect the amount of cash available for distribution and, in turn, our ability to pay any dividend in future periods, see “Item 1A. Risk Factors - Risks Inherent in an Investment in TerraForm Global, Inc. - We may not be able to pay comparable or growing cash dividends to holders of our Class A common stock in the future” in our Annual Report on Form 10-K for the year ended December 31, 2015, which was filed on December 21, 2016. Please refer to the disclosures included elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2015, which was filed on December 21, 2016 (including disclosures under Item 1A. Risk Factors) and this quarterly report on Form 10-Q for additional information about the adverse impact of the SunEdison Bankruptcy on us and other risks and uncertainties we face.
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

On February 29, 2016 the Company declared a quarterly dividend for the fourth quarter of 2015 on the Company’s Class A common stock of $0.275 per share, or $1.10 per share on an annualized basis. The dividend was paid on March 17, 2016 to stockholders of record as of March 10, 2016. No dividends were paid to SunEdison on its Class A common stock in light of SunEdison’s unpaid liabilities to the Company. We have not declared or paid a dividend for the first, second, third or fourth quarter of 2016. As a result of the SunEdison Bankruptcy, the limitations on our ability to access the capital markets for our corporate debt and equity securities, and other risks that we face as detailed in this unaudited quarterly report, we believe it is prudent to defer any decisions on paying dividends to our stockholders for the time being.

Cash Flow Discussion
We use traditional measures of cash flow, including net cash provided by operating activities, net cash used in investing activities and net cash provided by (used in) financing activities to evaluate our periodic cash flow results.
Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015
The following table reflects the changes in cash flows for the comparative periods:

	Six Months Ended June 30,
(In thousands)	2016	2015	Change
Net cash provided by operating activities	$3,590	$16,358	$(12,768)
Net cash used in investing activities	(10,333)	(244,547)	234,214
Net cash (used in)/provided by financing activities	(46,609)	745,800	(792,409)
Net Cash Provided by Operating Activities

Net cash provided by operating activities for the six months ended June 30, 2016 was $3.6 million, compared to net cash provided by operating activities for the six months ended June 30, 2015 of $16.4 million. The decrease in net cash provided by operations of $12.8 million was mostly driven the reduction of funds provided by SunEdison in the six months ended June 30, 2016.
Net Cash Used in Investing Activities
Net cash used in investing activities for the six months ended June 30, 2016 was $10.3 million and net cash used in investing activities for the six months ended June 30, 2015 was $244.5 million. The decrease in net cash used in investing activities of $234.2 million was driven by a decrease in capital expenditures and acquisitions from 2015 to 2016 of $47.4 million and $81.7 million, respectively.
Net Cash (Used in)/Provided by Financing Activities
Net cash used in financing activities for the six months ended June 30, 2016 was $46.6 million and net cash provided by financing activities for the six months ended June 30, 2015 was $745.8 million. The decrease in net cash provided by financing activities of $792.4 million was driven by a net $78.7 million and $308.5 million borrowed for project debt financing and under the Company's pre-IPO bridge facility, respectively in 2015, $35.4 million of cash used to repay Senior Notes and $30.7 million of cash used to pay dividends in 2016.
Off-Balance Sheet Arrangements
As of June 30, 2016, the Company had one outstanding $0.5 million letter of credit issued under the terms of the Revolver in support of the Alto Cielo acquisition. The Company was not party to any off-balance sheet arrangements as of June 30, 2015.
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
Some of the important factors that could cause actual results to differ materially from our expectations, or cautionary statements, are listed below and further disclosed in the Company’s other filings with the SEC from time to time, including without limitation the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, which was filed on December 21, 2016:

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

•
risks related to events of default and potential events of default arising under (i) our revolving credit facility, (ii) the indentures governing our Senior Notes due 2022 and/or (iii) project level financings and other agreements related to the SunEdison Bankruptcy, our failure to obtain project level audits, SunEdison’s failure to perform its obligations under project level agreements, and/or related adverse effects on our business and operations (including the delay in the filing of our periodic reports with the SEC) and other factors;

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
Interest Rate Risk
As of June 30, 2016, our corporate level debt consisted of the Senior Notes (fixed rate) and the Revolver (variable rate). The estimated fair value of our corporate level debt was approximately $851.2 million and the outstanding amount of our corporate level debt was $887.4 million. We estimate that a 100 bps, or 1.0%, increase or decrease in market interest rates for this debt would have decreased or increased the fair value of our long-term debt by $31.1 million.
As of June 30, 2016, our project level debt was at both fixed and variable rates. We have entered into interest rate derivatives to swap certain of our variable rate project level debt to a fixed rate. Although we intend to use hedging strategies to mitigate our exposure to interest rate fluctuations, we may not hedge all of our interest rate risk and, to the extent we enter into interest rate hedges, our hedges may not necessarily have the same duration as the associated indebtedness. Our exposure to interest rate fluctuations will depend on the amount of indebtedness that bears interest at variable rates, the time at which the interest rate is adjusted, the amount of the adjustment, our ability to prepay or refinance variable rate indebtedness when fixed rate debt matures and needs to be refinanced and hedging strategies we may use to reduce the impact of any increases in rates. We estimate that a hypothetical 50 bps, or 0.5%, increase or decrease in our variable interest rates pertaining to interest rate swaps would have decreased or increased the fair value of the swaps respectively by $6.3 million and $6.0 million for the quarter ended June 30, 2016.
Foreign Currency Risk
During the periods ended June 30, 2016 and December 31, 2015, all of our revenues were generated outside of the United States in Brazilian real, Chinese yuan renminbi, Indian rupee, Malaysian ringgit, South African rand and Thai baht, and were translated into the U.S. dollar, which is our reporting currency. Substantially all of the PPAs, operating and maintenance agreements, financing agreements and other contractual arrangements in our current portfolio are denominated in Brazilian real, Chinese yuan renminbi, Indian rupee, Malaysian ringgit, South African rand, and Thai baht.
We use currency forward contracts in certain instances to mitigate the financial market risks of fluctuations in foreign currency exchange rates. We manage our foreign currency exposures through the use of these currency forward contracts to reduce risks arising from the change in fair value of certain assets and liabilities denominated in foreign currencies. The objective of these practices is to minimize the impact of foreign currency fluctuations on our operating results. We estimate that a hypothetical 100 bps, or 1.0%, increase and decrease in foreign exchange rates would have the following impacts on our earnings for the six months ended June 30, 2016:

	Six Months Ended June 30, 2016
(In thousands)	-100 BPS	+100 BPS
Brazilian real	(941.4)	924.5
Chinese yuan renminbi	(318.6)	312.5
Indian rupee	(585.9)	575.2
Malaysian ringgit	(82.0)	80.4
South African rand	(269.9)	265.0
Thai baht	(119.4)	117.0
Total	(2,317.2)	2,274.6

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
Additionally, covenant defaults may occur in the future under the Company’s Revolver and the indenture governing our Senior Notes in the event of further delays in the filing of our periodic reports with the SEC and potential violation of financial covenants. There can be no assurance that we will be able to file our periodic reports (including our Form 10-Q for the quarter ended September 30, 2016, our Form 10-K for the year ended December 31, 2016 and our Form 10-Q for the quarter ended March 31, 2017 or any quarters thereafter) with the SEC within the periods currently required under our Revolver and the indenture governing our Senior Notes. The Revolver also contains financial covenants that the Company is required to meet on a quarterly basis, and management projections indicate that the Company could violate the Revolver’s debt service coverage covenant during 2017 which, if the Revolver is not amended or terminated, could cause a default under the Revolver and, depending on the outstanding amount under the Revolver at the time of such default, a cross-default on the Senior Notes.
There can be no assurance that our lenders will agree to further extensions of financial statement filing dates or amendments to relevant covenants on acceptable terms or at all. As of January 30, 2017, the Revolver is undrawn, and in the event we are not able to cure or secure a waiver for a default under the Revolver, the Company’s available liquidity is sufficient to allow for the Revolver to be terminated, which would also avoid a cross-default on the Senior Notes. However, a default on the Senior Notes would permit the trustee or the holders of at least 25% in aggregate principal amount of notes outstanding to accelerate the Senior Notes. The Company would likely not have sufficient liquidity to meet this obligation, which could have a material adverse effect on our business, results of operations, financial condition and ability to pay dividends. A default under the indenture governing our Senior Notes would also result in a cross-default under the Revolver that would permit the lenders holding more than 50% of the aggregate exposure under the Revolver to accelerate any outstanding principal amount of loans, terminate any outstanding letter of credit and terminate the outstanding commitments under our Revolver.
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
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
As disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015, which was filed on December 21, 2016, management identified material weaknesses in the Company’s internal control over financial reporting. We carried out an evaluation as of June 30, 2016, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were ineffective as of June 30, 2016 due to previously identified material weaknesses, which continued to exist as of June 30, 2016.
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
Item 1A. Risk Factors.
Our Annual Report on Form 10-K for the year ended December 31, 2015, which was filed on December 21, 2016, includes a detailed discussion of the risks we face. The information set forth below updates, and should be read in conjunction with, the risk factors discussed under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015. These risks could materially and adversely affect our business, financial condition and results of operations. You should carefully consider these risk factors and the information set forth elsewhere in this quarterly report.
Continued delays in the filing of our periodic reports with the SEC, further delays in the preparation of audited financial statements at the project level and delay in holding the Company’s 2016 annual meeting of stockholders could have a material adverse effect.

We experienced significant delays in the filing of our Form 10-K for the year ended December 31, 2015, our Form 10-Q for the quarter ended March 31, 2016, our Form 10-Q for the quarter ended June 30, 2016 and our Form 10-Q for the quarter ended September 30, 2016, in each case principally due to the need to complete all steps and tasks necessary to finalize our financial statements and other disclosures required to be in each such filing. Our future periodic reports could be delayed for similar reasons. In particular, for similar reasons, we currently do not expect to be able to file our Annual Report on Form 10-K for the year ended December 31, 2016 (the “2016 10-K”) by the SEC filing deadline in March 2017 or our quarterly report on Form 10-Q for the quarter ended March 31, 2017 by the SEC filing deadline in May 2017.

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

The Company is continuing its efforts to regain compliance with Nasdaq’s continued listing requirements with respect to its delayed SEC periodic reports, with significant progress made by filing its Form 10-K for the year ended December 31, 2015 and its Form 10-Q for the first quarter of 2016 in December 2016, and by filing its Form 10-Q for the second quarter of 2016 in January 2017. However, due to the time and resources required to complete its delayed SEC periodic reports, including its Form 10-K for the year ended December 31, 2015 and its Forms 10-Q for the first, second and third quarters of 2016, the Company has experienced delays in its ongoing efforts to complete all steps and tasks necessary to finalize financial statements and other disclosures required to be in its Form 10-K for the year ended December 31, 2016 and subsequent quarterly reports. The Company currently does not expect to be able to file the 2016 10-K by the SEC filing deadline in March 2017 or its Form 10-Q for the first quarter of 2017 by the SEC filing deadline in May 2017. The Company continues to work to complete, as soon as practicable, all steps and tasks necessary to finalize the Company’s financial statements and other disclosures required to be included in its periodic filings with the SEC. There is no assurance that the Company’s future periodic reports will not be delayed for similar reasons. Continued delays in the filing of the Company’s periodic reports with the SEC could have a material adverse effect on the Company.

Furthermore, Nasdaq Listing Rule 5620(a) (the "Annual Meeting Rule") requires the Company to hold an annual meeting of stockholders within twelve months of the end for the Company's fiscal year. Because the Company did not hold an annual meeting during 2016, the Company is not in compliance with the Annual Meeting Rule. On January 4, 2017, the Company received a notification letter from a Senior Director of Nasdaq Listing Qualification, which stated that the Company's failure to hold its annual meeting by December 31, 2016 serves as an additional basis for delisting the Company's securities and that the hearings panel will consider this matter in their decision regarding the Company's continued listing on the Nasdaq Global Select Market. On January 11, 2017, the Company submitted a response requesting an extension to hold an annual meeting and regain compliance with the Annual Meeting Rule. There is no assurance that the hearings panel will grant the Company an extension to regain compliance with the Annual Meeting Rule. If the hearings panel does not grant such an extension, our Class A common stock may be delisted from the Nasdaq Global Select Market.

The Revolver requires the Company to deliver to the administrative agent and the other lenders party to the Revolver its financial statements and accompanying audit report with respect to the year ended December 31, 2016 no later than March 31, 2017, with a ten business day grace period. The Company currently does not expect to be able to file the 2016 10-K by this deadline, and there is no assurance that the lenders under the Revolver will agree to any extension of financial statement delivery dates or any amendment to other relevant covenants under the Revolver on acceptable terms, or at all.

The indenture governing the Senior Notes requires the Company to deliver audited financial statements for the year ended December 31, 2016 and quarterly reports for the quarter ended September 30, 2016 and the quarter ended March 31, 2017 no later than 60 days following the date required by the SEC's rules and regulations (including extensions thereof), with a 90-day grace period upon written notice from the trustee or the requisite holders of the Senior Notes in accordance with the indenture governing the Senior Notes. Global Operating LLC received a notice of default, dated January 17, 2017, from the trustee under the indenture governing the Senior Notes with respect to the failure of Global Operating LLC to comply with its obligations under the indenture governing the Senior Notes to timely furnish the Company's Form 10-Q for the third quarter of 2016. However, no event of default under the indenture governing the Senior Notes is expected to occur with respect to the Company’s Form 10-Q for the third quarter of 2016 unless such Form 10-Q were not filed by April 18, 2017. If an event of default occurs under the indenture governing the Senior Notes, the trustee or the holders of at least 25% in aggregate principal amount of notes outstanding could accelerate the Senior Notes. The Company would likely not have sufficient liquidity to meet this obligation, which could have a material adverse effect on our business, results of operations, financial condition and ability to pay dividends. A default under the indenture governing our Senior Notes would also result in a cross-default under the Revolver that would permit the lenders holding more than 50% of the aggregate exposure under the Revolver to accelerate any outstanding principal amount of loans, terminate any outstanding letter of credit and terminate the outstanding commitments under our Revolver.

The delays in filing our Forms 10-K, our Forms 10-Q and related financial statements may impair our ability to obtain financing and access the capital markets. For example, as a result of the delayed filing of our periodic reports with the SEC, we will not be eligible to register the offer and sale of our securities using a short-form registration statement on Form S-3 until we have timely filed all periodic reports required under the Securities Exchange Act of 1934, as amended, for one year. Should we wish to register the offer and sale of our securities to the public prior to the time that we regain eligibility to use Form S-3, our transaction costs and the amount of time required to complete financing transactions could increase. An inability to obtain financing may have a material adverse effect on our ability to grow our business, acquire assets through acquisitions or optimize our portfolio and capital structure. Additionally, the delay in financial statements may reduce the comfort of the Board with approving the payment of dividends.

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

There can be no assurance that our exploration of strategic alternatives, including our entry into an exclusivity agreement with Brookfield, will result in any transaction being consummated, and speculation and uncertainty regarding the outcome of our exploration of strategic alternatives may adversely impact our business.

On September 19, 2016, we announced that, at the recommendation of our Conflicts Committee, our Board has initiated a process to explore and evaluate potential strategic alternatives to maximize stockholder value, including a merger or sale of our entire business. On January 20, 2017, we entered into an exclusivity agreement with Brookfield, which is subject to customary terms and conditions. Under the exclusivity agreement, subject to early termination under certain circumstances, we have agreed to negotiate exclusively with Brookfield in connection with a possible negotiated business combination transaction between us and Brookfield until the earlier of the execution of a definitive agreement for such transaction and 11:59 p.m. New York City time on March 6, 2017. There is no assurance that we and Brookfield will enter into a definitive agreement for a potential transaction and there is no assurance as to the form, terms or timing of any transaction even if an agreement is reached between the parties. The final form and terms of any such transaction, including any consideration ultimately received by our stockholders in such transaction, and any conditions to closing, may be materially different from the terms under Brookfield’s proposals. Even if a deal is reached, there is the risk that we would not obtain necessary third-party approvals and overcome other obstacles to closing, including government and regulatory approvals and, to the extent required, consents from our project level lenders and our lenders under the Revolver. These and other risks and uncertainties relating to our exploration of strategic alternatives, including our entry into the exclusivity agreement, may, among other things, create uncertainties for our future business strategy, disrupt our business or adversely impact our revenue, operating results and financial condition.

In addition, our strategic review process, including our negotiations with Brookfield, will involve the dedication of significant resources and the incurrence of significant costs and expenses. Certain strategic alternatives for us may require stockholder approval, which may require us to include our audited financial statements for 2016 in any proxy statement or information statement to be filed with the SEC and delivered to our stockholders in connection with a meeting of stockholders convened for the purposes of considering a business combination or certain other matters. Our expected delay in the filing of the 2016 10-K, including our audited financial statements for 2016, with the SEC may adversely impact our ability to obtain any such stockholder approval in an expeditious manner.

Since SunEdison is operating under Chapter 11 bankruptcy protection, many decisions made by SunEdison, such as how to vote its shares in TerraForm Global, Inc. to approve a merger or sale of substantially all of TerraForm Global, Inc.’s assets, may require the approval of the Bankruptcy Court. In addition, speculation and uncertainty regarding our exploration of strategic alternatives, including our negotiations with Brookfield, may cause or result in the disruption of our business; diversion of significant resources of our management and staff; difficulty in recruiting, hiring, motivating and retaining talented and skilled personnel; difficulty in maintaining or negotiating and consummating new, business or strategic relationships or transactions; disruption of our relationships with customers, business partners and service providers; inability to respond effectively to competitive pressures, industry developments and future opportunities; and increased stock price volatility.

If we are unable to mitigate these or other potential risks related to the uncertainty caused by our exploration of strategic alternatives, it may disrupt our business or adversely impact our revenue, operating results and financial condition. In addition, the market price of our stock may be volatile as we consider strategic alternatives and negotiate with Brookfield, and volatility may persist or be increased if and when the result of such negotiations with Brookfield or any other development with respect to our exploration of strategic alternatives is announced.

We may be unable to obtain any regulatory or third-party approvals or consents (including any applicable approvals or consents related to our projects) that may be required to complete a strategic transaction, and we may be unable to satisfy other closing conditions for such strategic transaction, in the anticipated timeframe or at all. Any condition, to the extent imposed, for obtaining any necessary approvals or consents could delay the completion of such strategic transaction for a significant period of time or prevent it from occurring at all. Our failure to complete such strategic transaction could have a material adverse effect on our business and prospects.

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

TERRAFORM GLOBAL, INC.

		By:	/s/ Rebecca J. Cranna
Date:	January 30, 2017		Name:	Rebecca J. Cranna
			Title:	Executive Vice President and Chief Financial Officer (Principal financial officer)

EXHIBIT INDEX

Number	Description
10.1
Second Amendment to the Fourth Amended and Restated Limited Liability Company Agreement of TerraForm Global, LLC, dated as of June 1, 2016 (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on June 2, 2016).

10.2
Second Amendment to Credit and Guaranty Agreement, dated as of April 29, 2016, by and among TerraForm Global Operating, LLC, the other credit parties party thereto, Goldman Sachs Bank USA, as a lender and as administrative agent and the other lenders party thereto (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on May 10, 2016).

10.3
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