Form 10-Q
period 2016-09-30
TERRAFORM GLOBAL, INC.
filed 2017-02-21
CIK 1620702

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _____________________________________________________________________________
FORM 10-Q
 _____________________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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

TerraForm Global, Inc. and Subsidiaries
Table of Contents
Form 10-Q

PART I . Financial Information

Item 1. Financial Statements.

TERRAFORM GLOBAL, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Operating revenues, net	$55,055	$29,373	$159,171	$72,860
Operating costs and expenses:
Cost of operations	6,438	2,995	18,754	6,104
Cost of operations - affiliate	3,853	4,420	13,566	6,753
General and administrative	437	402	1,644	7,819
General and administrative - affiliate	15,878	6,335	39,080	13,154
Acquisition, formation and related costs	139	14,829	10,227	28,512
Depreciation, accretion and amortization	13,374	6,756	40,971	12,827
Total operating costs and expenses	40,119	35,737	124,242	75,169
Operating income (loss)	14,936	(6,364)	34,929	(2,309)
Other expense (income):
Loss (gain) on the extinguishment of debt	5	551	(5,730)	1,770
Interest expense, net	33,159	39,580	95,797	84,587
Gain on previously held equity investment	—	—	—	(1,426)
Loss (gain) on foreign currency exchange	4,268	35,266	(21,963)	28,292
Other (income) loss, net	(6,762)	3,395	(19,793)	3,078
Total other expenses, net	30,670	78,792	48,311	116,301
Loss before income tax expense	(15,734)	(85,156)	(13,382)	(118,610)
Income tax expense (benefit)	2,121	(464)	5,040	(14)
Net loss	(17,855)	(84,692)	(18,422)	(118,596)
Less: Predecessor loss prior to initial public offering on August 5, 2015	—	(5,449)	$—	(39,353)
Net loss subsequent to initial public offering	(17,855)	(79,243)	(18,422)	(79,243)
Less: loss attributable to non-controlling interests	(4,944)	(29,693)	(1,976)	(29,693)
Net loss attributable to TerraForm Global, Inc. Class A common stockholders	$(12,911)	$(49,550)	$(16,446)	$(49,550)

Weighted average number of shares:
Class A common stock - Basic and diluted	107,686	100,985	107,135	100,985
Loss per share:
Class A common stock - Basic and diluted	$(0.12)	$(0.49)	$(0.15)	$(0.49)
See accompanying notes to unaudited condensed consolidated financial statements.

TERRAFORM GLOBAL, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net loss	$(17,855)	$(84,692)	$(18,422)	$(118,596)
Other comprehensive (loss) income:
Net foreign currency translation adjustments	3,668	(34,026)	42,450	(31,887)
Net unrealized (loss) gain on hedging instruments	(822)	5,090	(13,142)	840
Other comprehensive income (loss), net of tax	2,846	(28,936)	29,308	(31,047)
Total comprehensive (loss) income	(15,009)	(113,628)	10,886	(149,643)
Less: Predecessor comprehensive loss prior to initial public offering on August 5, 2015	—	(7,438)	—	(43,453)
Comprehensive (loss) income subsequent to initial public offering	(15,009)	(106,190)	10,886	(106,190)
Less: Comprehensive (loss) income attributed to non-controlling interest:
Net loss	(4,944)	(29,693)	(1,976)	(29,693)
Net foreign currency translation adjustments	3,445	(12,155)	18,728	(12,155)
Net unrealized loss on hedging instruments	(550)	1,931	(8,799)	1,931
Comprehensive (loss) income attributed to non-controlling interest	(2,049)	(39,917)	7,953	(39,917)
Comprehensive (loss) income attributed to Class A common stockholders	$(12,960)	$(66,273)	$2,933	$(66,273)
See accompanying notes to unaudited condensed consolidated financial statements.

TERRAFORM GLOBAL, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
(In thousands, except per share data)	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$690,598	$922,318
Current portion of restricted cash, including variable interest entities of $62,202 in September 30, 2016 and $46,321 in December 31, 2015	72,967	119,151
Accounts receivable, net	37,656	30,287
Prepaid expenses and other current assets, including variable interest entities of $94,503 in September 30, 2016 and $123,876 in December 31, 2015	109,554	139,335
Total current assets	910,775	1,211,091
Power plants, net, including variable interest entities of $479,900 in September 30, 2016 and $460,042 in December 31, 2015	1,384,266	1,206,604
Restricted cash	16,235	22,682
Intangible assets, net, including variable interest entities of $54,973 in September 30, 2016 and $51,159 in December 31, 2015	82,974	70,630
Equity method investment	—	73,249
Deposit for acquisitions, net	49,733	51,101
Other assets	50,640	51,809
Total assets	$2,494,623	$2,687,166
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt, including variable interest entities of $330,758 in September 30, 2016 and $326,535 in December 31, 2015	$326,521	$319,498
Accounts payable	13,117	8,491
Accrued expenses and other current liabilities, including variable interest entities of $51,178 in September 30, 2016 and $15,496 in December 31, 2015	96,039	129,437
Due to SunEdison, net	29,949	44,254
Total current liabilities	465,626	501,680
Long-term debt, less current portion	760,335	952,653
Asset retirement obligations	13,383	8,629
Other long-term liabilities	8,081	1,455
Deferred tax liabilities, including variable interest entities of $40,764 in September 30, 2016 and $37,295 in December 31, 2015	45,893	39,482
Total liabilities	1,293,318	1,503,899
Stockholders’ equity:
Preferred stock, par value $0.01 per share, 50,000,000 shares authorized, no shares issued and outstanding at September 30, 2016 or December 31, 2015	—	—
Class A common stock, par value $0.01 per share, 2,750,000,000 shares authorized, 112,907,935 shares issued and outstanding at September 30, 2016, 114,630,318 shares issued and outstanding at December 31, 2015	1,129	1,146
Class B common stock, par value $0.01 per share, 200,000,000 shares authorized, 61,343,054 shares issued and outstanding at September 30, 2016 and December 31, 2015	613	613
Class B1 common stock, par value $0.01 per share, 550,000,000 shares authorized, no shares issued or outstanding in 2016 or 2015	—	—
Treasury stock	(28)	(28)
Additional paid-in capital	934,813	923,740
Accumulated deficit	(228,575)	(212,129)
Accumulated other comprehensive loss	8,198	(11,181)
Total TerraForm Global, Inc. stockholders’ equity	716,150	702,161
Non-controlling interests	485,155	481,106
Total stockholders’ equity	1,201,305	1,183,267
Total liabilities and stockholders’ equity	$2,494,623	$2,687,166
See accompanying notes to unaudited condensed consolidated financial statements.

TERRAFORM GLOBAL, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Controlling Interests												Non-controlling Interests
	Class A Common Stock		Class B Common Stock		Class B1 Common Stock		Treasury Stock		Additional Paid-in-Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)			Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)
(In thousands, except per share data)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount				Total	Capital			Total	Total Stockholders’ Equity
Balance at December 31, 2015	114,630,318	$1,146	61,343,054	$613	—	$—	5,244	$(28)	$923,924	$(212,661)	$(11,253)	$701,741	$609,416	$(118,995)	$(9,753)	$480,668	$1,182,409
Investments in NPS and WXA	—	$—	—	$—	—	$—	—	$—	$(184)	$532	$72	$420	$(191)	$554	$75	$438	$858
Balance at December 31, 2015 (Recasted)	114,630,318	$1,146	61,343,054	$613	—		5,244	$(28)	$923,740	$(212,129)	$(11,181)	$702,161	$609,225	$(118,441)	$(9,678)	$481,106	$1,183,267
Class A shares forfeited on termination of employment	(1,802,791)	(18)	—	—	—		—	—	18	—	—	—	—	—	—	—	—
Class A shares - RSU Vested	80,408	1							(1)			—					—
Class A shares - Treasury Stock
Stock-based compensation	—	—	—	—	—		—	—	2,617	—	—	2,617	—	—	—	—	2,617
Net loss	—	—	—	—	—		—	—	—	(16,446)	—	(16,446)	—	(1,976)	—	(1,976)	(18,422)
Net SunEdison Investment	—	—	—	—	—		—	—	—	—	—	—	35,209	—	—	35,209	35,209
Other comprehensive loss	—	—	—	—	—		—	—	—	—	19,379	19,379	—	—	9,929	9,929	29,308
Dividends paid	—	—	—	—	—		—	—	(30,674)	—	—	(30,674)	—	—	—	—	(30,674)
Transfer of equity interest from non-controlling to controlling	—	—	—	—	—		—	—	14,869	—	—	14,869	(14,869)	—	—	(14,869)	—
Equity reallocation	—	—	—	—	—		—	—	24,244	—	—	24,244	(24,244)	—	—	(24,244)	—
Balance at September 30, 2016	112,907,935	$1,129	61,343,054	$613	—		5,244	$(28)	$934,813	$(228,575)	$8,198	$716,150	$605,321	$(120,417)	$251	$485,155	$1,201,305
See accompanying notes to unaudited condensed consolidated financial statements.

TERRAFORM GLOBAL, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(18,422)	$(118,596)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of deferred financing costs	7,824	19,744
Depreciation, amortization and accretion	40,971	12,827
Stock-based compensation expense	2,617	—
Change in fair value of interest rate swaps	5,854	(790)
Gain on previously held equity investment	—	(1,426)
(Gain) loss on extinguishment of debt	(5,730)	1,770
Unrealized (gain)/ loss on foreign currency, net	(22,549)	13,404
Deferred tax (benefit) expense	(1,118)	432
Changes in assets and liabilities:
Accounts receivable	110	9,342
Prepaid expenses and other current assets	2,554	(10,516)
Accounts payable, accrued expenses, and other current liabilities	(35,414)	59,048
Due to/from SunEdison, net	(5,593)	(18,297)
Other noncurrent assets and liabilities	700	15,020
Net cash used in operating activities	(28,196)	(18,038)
Cash flows from investing activities:
Capital expenditures	(66,384)	(98,124)
Change in cash committed for construction	—	36,173
Change in restricted cash	63,144	(62,034)
Cash paid for acquisitions, net of cash acquired	(32,128)	(263,291)
Proceeds from sale of power purchase agreement	—	9,305
Deposits on investments	—	(84,122)
Realized gains on foreign currency contracts	—	(21,679)
Cash acquired upon FERSA consolidation	8,022	—
Returns from BioTherm escrow and deposits	5,507	—
Other	—	(860)
Net cash used in investing activities	(21,839)	(484,632)
Cash flows from financing activities:
Proceeds from Bridge Facility	—	400,000
Repayments on Bridge Facility	—	(551,219)
Repayment on Revolver	(135,000)	—
Proceeds from IPO, net of fees	—	623,971
Proceeds from 2022 Senior Notes, net of discount	—	800,071
Repayments of the 2022 Senior Notes	(35,441)	—
Proceeds from system debt financing	—	48,800
Repayments of system debt financing	(33,102)	(422,826)
Net SunEdison investment	50,223	49,358
Dividends paid	(30,674)	—
Proceeds from private placement, net of fee	—	549,147
Proceeds from loans from parent and affiliates	—	7,023
Payment of deferred financing costs	—	(42,710)
Net cash (used in) provided by financing activities	(183,994)	1,461,615
Net (decrease) increase in cash and cash equivalents	(234,029)	958,945
Effect of exchange rate changes on cash and cash equivalents	2,309	(34)
Cash and cash equivalents at beginning of period	922,318	150,146
Cash and cash equivalents at end of period	$690,598	$1,109,057
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
Additionally, covenant defaults may occur in the future under the Revolver and the indenture governing our 9.75% senior notes due 2022 (the “Senior Notes”) in the event of further delays in the filing of our periodic reports with the SEC and potential violation of financial covenants. There can be no assurance that we will be able to file our periodic reports (including our Form 10-K for the year ended December 31, 2016 and our Form 10-Q for the quarter ended March 31, 2017 or any quarters thereafter) with the SEC within the periods currently required under our Revolver and the indenture governing our Senior Notes. The Revolver also contains financial covenants that the Company is required to meet on a quarterly basis, and management projections indicate that the Company could violate the Revolver’s debt service coverage covenant during 2017 which, if the Revolver is not amended or terminated, could cause a default under the Revolver and, depending on the outstanding amount under the Revolver at the time of such default, a cross-default on the Senior Notes.
There can be no assurance that our lenders will agree to further extensions of financial statement filing dates or amendments to relevant covenants on acceptable terms or at all. As of February 17, 2017, the Revolver is undrawn, and in the event we are not able to cure or secure a waiver for a default under the Revolver, the Company’s available liquidity is sufficient to allow for the Revolver to be terminated, which would also avoid a cross-default on the Senior Notes. However, a default on the Senior Notes would permit the trustee or the holders of at least 25% in aggregate principal amount of notes outstanding to accelerate the Senior Notes. The Company would likely not have sufficient liquidity to meet this obligation, which could have a material adverse effect on our business, results of operations, financial condition and ability to pay dividends. A default under the indenture governing our Senior Notes would also result in a cross-default under the Revolver that would permit the lenders holding more than 50% of the aggregate exposure under the Revolver to accelerate any outstanding principal amount of loans, terminate any outstanding letter of credit and terminate the outstanding commitments under our Revolver.
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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all material adjustments consisting of normal and recurring adjustments necessary to present fairly the Company’s unaudited condensed consolidated financial position as of September 30, 2016, and the results of operations, comprehensive income and cash flows for the nine months ended September 30, 2016 and 2015.
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
In February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810) Amendments to the Consolidation Analysis, which affects the following areas of the consolidation analysis: limited partnerships and similar entities, evaluation of fees paid to a decision maker or service provider as a variable interest and in determination of the primary beneficiary, effect of related parties on the primary beneficiary determination and for certain investment funds. ASU 2015-02 is effective on a retrospective basis for the Company for the year ended December 31, 2016 and interim periods therein. The Company adopted ASU 2015-02 as of January 1, 2016, which resulted in certain of our consolidated subsidiaries to be considered variable interest entities. One previously unconsolidated investment was consolidated as a result of implementing this standard (see Acquisition of FERSA in Note 3 - Acquisitions). No consolidated subsidiaries were deconsolidated as a result of implementing this standard.
In April 2015, the FASB issued ASU 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheets as a direct deduction from the carrying amount of that debt liability. In August 2015, the FASB issued ASU 2015-15, Interest - Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of Credit Arrangements. ASU 2015-15 indicates that an entity may defer and present debt issuing costs associated with line-of-credit arrangements as an asset and subsequently amortize the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. ASU 2015-03 and ASU 2015-15 are effective on a retrospective basis for annual and interim periods beginning on or after December 15, 2015. The Company adopted ASU 2015-03 and ASU 2015-15 as of January 1, 2016, which resulted in a reclassification of $21.1 million and $23.6 million from deferred financing costs, net to long-term debt and financing lease obligations, including current portion, as of September 30, 2016 and December 31, 2015, respectively.
In April 2015, the FASB issued ASU 2015-06 Earnings Per Share (Topic 260), which provides guidance on the presentation of historical earnings per unit under the two-class method for transfers of net assets between entities under common control. ASU 2015-06 is effective for the Company for the fiscal year ended December 31, 2016 and interim periods therein.

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

2. TRANSACTIONS BETWEEN ENTITIES UNDER COMMON CONTROL
Recast of Historical Financial Statements
The Company is required to recast historical financial statements when power plants are acquired from SunEdison. The recast reflects the assets and liabilities and the results of operations of the acquired power plants for the period the power plants were owned by SunEdison, which is in accordance with the rules applicable to transactions between entities under common control. The Company has modified the presentation of its condensed consolidated statements of operations to separate pre-acquisition net loss from power plants acquired from SunEdison from net loss attributable to Class A common stockholders.

    On February 24, 2016, the Company acquired two solar power plants in Thailand from SunEdison, NPS Star and WXA, with an aggregate net capacity of 35.6 MW, which resulted in a recast of the consolidated balance sheet as of December 31, 2015, and the related consolidated statement of cash flows for the nine months ended September 30, 2016. These power plants became operational at the end of 2015, which resulted in a recast of the condensed consolidated statement of operations to separate the pre-acquisition net loss from power plants acquired from SunEdison from net loss attributable to Class A common stockholders.
The following table presents changes to the Company's consolidated balance sheet as of December 31, 2015, included in the Company's 2015 Annual Report on Form 10-K:

(In thousands) Balance Sheet Caption	As Reported	Recast Adjustments	As Recasted
Cash and cash equivalents	$921,946	$372	$922,318
Prepaid expenses and other current assets	144,743	(5,408)	139,335
Power plants, net	1,148,350	58,254	1,206,604
Restricted cash	22,582	100	22,682
Due from SunEdison, net	10,110	(10,110)	—
Other assets	66,901	(15,092)	51,809
Change in total assets		$28,116

Current portion of long-term debt	$327,714	$(8,216)	$319,498
Accounts payable	8,034	457	8,491
Accrued expenses and other current liabilities	123,280	6,157	129,437
Due to SunEdison, net	—	44,254	44,254
Long-term debt, less current portion	968,047	(15,394)	952,653
Change in total liabilities		$27,258

Additional paid-in capital	$923,924	$(184)	$923,740
Accumulated deficit	(212,661)	532	(212,129)
Accumulated other comprehensive loss	(11,253)	72	(11,181)
Non-controlling interests	480,668	438	481,106
Change in total stockholders' equity		$858
The balance sheet recast adjustments shown above also include the impact of the Adoption of ASU 2015-03 on presentation of debt issuance costs, which reclassed $23.6 million from other current assets to long-term debt, less current portion.

The following table presents changes to the Company's previously reported condensed consolidated statement of cash flows for the nine months ended September 30, 2015 included in the Company's previously filed Quarterly Report on Form 10-Q:

(In thousands) Statement of Cash Flows Caption	As Reported	Recast Adjustment	As Recasted
Cash flows from operating activities:
Net loss	$(116,813)	$(1,783)	$(118,596)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities, net	57,687	(3,090)	54,597
Net cash used in operating activities		$(4,873)
Cash flows from investing activities:
Capital expenditures	(94,516)	(3,608)	(98,124)
Proceeds from sale of power purchase agreement	—	9,305	9,305
Net cash provided by investing activities		$5,697
Effect of exchange rate changes on cash and cash equivalents	246	(280)	(34)
Net increase in cash and cash equivalents		544
Cash and equivalents at beginning of period	150,146	—	150,146
Cash and cash equivalents at end of period	$1,108,513	$544	$1,109,057

The following table presents changes to the Company's previously reported condensed consolidated statement of operations for the three and nine months ended September 30, 2015 included in the Company's previously filed Quarterly Report on Form 10-Q:

	Three Months Ended September 30, 2015			Nine Months Ended September 30, 2015
(In thousands) Statement of Operations Caption	As Reported	Recast Adjustment	As Recasted	As Reported	Recast Adjustment	As Recasted
Cost of Operations - affiliate	$2,417	$2,003	$4,420	$4,750	$2,003	$6,753
General and Administrative	401	1	402	7,818	1	7,819
Gain on foreign currency exchange	35,051	215	35,266	28,077	215	28,292
Other (income) expense, net	3,385	10	3,395	3,068	10	3,078
Income tax (benefit) expense	(18)	(446)	(464)	432	(446)	(14)
Change in costs and expenses		$1,783			$1,783
Less: net loss attributed to non-controlling interest	(29,387)	(306)	(29,693)	(29,387)	(306)	(29,693)
Change in net loss		$2,089			$2,089

3. ACQUISITIONS
2016 Acquisitions and Dropdowns
Dropdown of NPS Star and WXA
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
Acquisition of Alto Cielo
On April 8, 2016, the Company completed the acquisition of a 100.0% ownership interest in the Alto Cielo solar power plant located in Uruguay with an aggregate net capacity of 26.4 MW from Solarpack Corporación Tecnológica, S.L. The power plant reached commercial operation in March 2016. The aggregate cash consideration paid for the Alto Cielo power plant was $32.3 million, of which $1.3 million was being held in escrow accounts as of September 30, 2016 until certain conditions are met.
The net sales and net loss related to the foregoing acquisition are reflected in the accompanying unaudited condensed consolidated statement of operations for the nine months ended September 30, 2016 as shown below.

Nine Months Ended
September 30, 2016
(In thousands)	Alto Cielo
Net sales	$1,645
Net income	810
Unaudited Pro Forma Supplementary Data
The unaudited pro forma supplementary data presented in the table below gives effect to the acquisition as if the transactions occurred on January 1, 2015 and the plants were operational. The pro forma supplementary data is provided for informational purposes only and should not be construed to be indicative of the Company’s results of operations had the acquisitions been consummated on the date assumed or of its results of operations for any future date.

	Nine Months Ended
	September 30, (Pro Forma)
(In thousands)	2016	2015
Net sales	$159,582	$72,860
Net loss	(24,392)	(118,734)
The acquisition date allocation of assets and liabilities for the above acquisition as of September 30, 2016 is as follows:

2016
(In thousands)	Alto Cielo Preliminary

Cash and cash equivalents	$190
Restricted cash	1,923
Accounts receivable	311
Power plants	35,414
Intangible assets	—
Other assets	2,738
Total assets acquired	40,576
Accrued expenses and other current liabilities	3,670
Deferred tax liabilities	557
Long-term debt, including current portion	4,031
Total liabilities assumed	8,258
Fair value of net assets acquired	$32,318
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
Transfer of Balance of Equity in Certain Power Plants in India
In April 2016, SunEdison transferred to the Company the balance of 51.0% of the equity shares of the NSM Suryalabh, NSM Sitara and NSM L’Volta solar power plants in India following the expiration of the equity lock-up period in the applicable Power Purchase Agreements (“PPAs”). Consideration for the transfer of the balance 51.0% of the equity shares of these power plants was received by SunEdison in the form of shares of the Company’s Class B common stock that were issued to SunEdison at the time of our IPO, and there was no further payment made by the Company to SunEdison at the time of the transfer.
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
Acquisition of Renova - Bahia/Salvador
In July 2015, the Company entered into agreements with Renova Energia S.A. (“Renova”) to acquire two wind power plants and one hydro-electric power plant in Brazil that have an aggregate net capacity of 336.2 MW (the “Renova Transaction”). On September 18, 2015, the Company completed the acquisition of Salvador and Bahia, two wind power plants that represent 306.7 MW of aggregate net capacity. At the time, the consideration paid for the Salvador and Bahia wind power plants was $321.3 million, comprised of $117.3 million in cash, 20,327,499 shares of the Company’s Class A common stock valued at $183.6 million based on the value on September 18, 2015 of $9.03 per share and a put/call arrangement contributed by SunEdison with a fair value of $20.4 million.
In the first quarter of 2016, the Company agreed with Renova on the final purchase price adjustments for the wind power plants. The adjustments are factored into the allocation of assets and liabilities as of the acquisition date. Pending settlement, the revised consideration for the Salvador and Bahia wind power plants is $320.7 million. This is comprised of $117.7 million in cash, 20,223,581 shares of the Company’s Class A common stock valued at $182.6 million based on the value on September 18, 2015 share price of $9.03 per share and a put/call arrangement contributed by SunEdison with a fair value of $20.4 million.
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
After the closing of the Bahia and Salvador acquisitions, the various project companies repaid their outstanding project level indebtedness in full on September 30, 2015. Although the repayment of this indebtedness resulted in the termination of all guarantees and restrictions arising under the financing agreements, as of December 31, 2015, the project lender had not provided a release letter to the escrow agent under the financing agreements, and as a result $49.2 million in funds of the Bahia and Salvador project companies continued to be held in restricted cash on the Company's consolidated balance sheet as of December 31, 2015. On March 31, 2016, the project lender provided the release letter to the escrow agent, thereby lifting any and all restrictions on usage of funds in the previously restricted accounts.
As a result of the Renova Transaction, Renova is entitled to appoint one director to the Company’s board of directors (the "Board"), and such right will continue so long as Renova holds at least 28.0% of the 20,327,499 shares of the Company’s Class A common stock that Renova received in connection with the Renova Transaction. As of September 30, 2016, Renova held 20,327,499, or 100.0% of those shares. Renova has not exercised its right to appoint a director to the Board.
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
Acquisition of FERSA
On October 7, 2015, the Company completed the acquisition of three Indian wind power plants, Bhakrani, Gadag and Hanumanhatti (the “FERSA Projects”), which represent 101.6 MW of aggregate net capacity, from Fersa Energias Renovables, S.A. (“FERSA”), a Spanish wind developer. The aggregate consideration paid for the FERSA Projects was $72.4 million, which includes the repayment of project level indebtedness of $39.0 million.

At the time of acquisition, the Company recorded this acquisition as ‘Equity method investment’. On January 1, 2016, as part of the adoption of ASU 2015-02, the Company consolidated the assets and liabilities of the FERSA Projects.
The net sales and net loss related to the foregoing acquisition are reflected in the accompanying unaudited condensed consolidated statements of operations for the nine months ended September 30, 2016 as shown below.

Nine Months Ended
September 30, 2016
(In thousands)	FERSA
Net sales	$8,248
Net income	1,414
Unaudited Pro Forma Supplementary Data
The unaudited pro forma supplementary data presented in the table below gives effect to the acquisition as if the transactions occurred on January 1, 2015 and the plants were operational. The pro forma supplementary data is provided for informational purposes only and should not be construed to be indicative of the Company’s results of operations had the acquisitions been consummated on the date assumed or of its results of operations for any future date.

	Nine Months Ended
	September 30, (Pro Forma)
(In thousands)	2016	2015
Net sales	$159,171	$80,913
Net loss	(24,586)	(118,710)
The acquisition date allocation of assets and liabilities for the above acquisition as of September 30, 2016 is as follows:

2016
(In thousands)	FERSA Final

Cash and cash equivalents	$8,022
Restricted cash	—
Accounts receivable	4,220
Power plants	55,312
Intangible assets	8,400
Other assets	1,182
Total assets acquired	77,136
Accrued expenses and other current liabilities	4,479
Deferred tax liabilities	1,518
Long-term debt, including current portion	38,746
Total liabilities assumed	44,743
Fair value of net assets acquired	$32,393
Subsequent Events
Transfer of Balance of Equity in Certain Power Plants in India
In October 2016, SunEdison transferred to the Company 11.0% of the equity interests in the Millenium solar power plant in India for cash consideration of $1.0 million. In addition, SunEdison transferred to the Company the balance of 51.0% of the equity interests in the Focal solar power plant in India following the expiration of the equity lock-up period in the applicable PPAs, at which time the Company was required to make a cash payment of $0.5 million to the original project developer, a third party. Consideration for the transfer of the balance of 51.0% of the equity interests in the Focal power plant was received by SunEdison in the form of shares of the Company’s Class B common stock that were issued to SunEdison at the time of our IPO, and there was no further payment made by the Company to SunEdison at the time of the transfer.
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
Pending Acquisition
Acquisition of BioTherm
In April 2015, the Company entered into purchase and sale agreements to acquire a controlling interest in three operating power plants located in South Africa with an aggregate net capacity of 32.6 MW from BTSA Netherlands Cooperatie U.A. (“BioTherm”). The aggregate consideration payable for the controlling interests in these three power plants is $74.9 million in cash, comprised of $67.6 million, and ZAR 100.4 million ($7.3 million as of September 30, 2016), plus 544,055 shares of the Company’s Class A common stock, which is fixed in U.S. dollars and South African rand in accordance with the purchase and sale agreements. The aggregate consideration includes amounts for certain additional rights and services. The completion of the BioTherm transaction remains subject to obtaining consents from the project lenders.
In August 2015, the Company paid $65.6 million in cash for the interests in the solar power plants Aries and Konkoonsies, and the wind power plant Klipheuwel, as well as certain additional rights. In addition to the cash consideration, the Company provided 544,055 shares of its Class A common stock as consideration for the interests in the three power plants. The Company deposited $20.3 million of the cash payment and all of the 544,055 shares of the Company’s Class A common stock into an escrow account. The remaining cash portion of this escrow deposit is reported as non-current restricted cash on the Company’s unaudited condensed consolidated balance sheet as of September 30, 2016. The remaining paid consideration of $43.9 million in cash and the August 2015 fair value of the 544,055 shares are reported as a deposit for acquisitions on the Company’s unaudited condensed consolidated balance sheet as of September 30, 2016.
As of September 30, 2016, the remaining balance due was $9.3 million, comprised of $2.0 million and ZAR 11.6 million ($0.8 million) due to BioTherm and ZAR 88.9 million ($6.5 million) due to minority interest shareholders. Prior to the completion of the BioTherm transaction, BioTherm is required to direct the payment of all distributions from the Klipheuwel power plant to the Company, and the Company and BioTherm are required to jointly direct the release of amounts equal to the cash distributions from the Aries and Konkoonsies solar power plants from the escrow to the Company.
Pending receipt of the consents from the project lenders, the Company may at its discretion direct a sale of the power plants to a third party. In respect of the Aries and Konkoonsies solar power plants, due to the fact that the closing did not occur by November 30, 2016, the parties have engaged in discussion to agree upon an alternative structure that would permit release of the escrowed funds as required pursuant to the applicable purchase and sale agreements. Failure to complete the transaction with respect to the Aries and Konkoonsies solar power plants, or to reach agreement upon an alternative structure that would permit release of the escrowed funds, by March 31, 2017 would entitle BioTherm to sell the Aries and Konkoonsies solar power plants to a third party. Upon closing of a sale to a third party, all sale proceeds are required to be paid to the Company, any amounts remaining in the escrow account are required to be released to BioTherm and the Company is required to pay the remainder of the purchase price.
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
425 MW India Projects
See Note 5 - Deposits for Acquisitions for information regarding the 425 MW India Projects.
In September 2016, the Company reached an agreement with certain subsidiaries of SunEdison pursuant to which the Company consented to the sale of certain of SunEdison’s subsidiaries’ assets to a third party buyer (the “Third Party Sale Transaction”). The Third Party Sale Transaction is being conducted in connection with SunEdison’s bankruptcy process and includes the Uruguay Projects, the Bora Bora Poly wind power project in India and the 425 MW India Projects. The Company has agreed not to pursue claims against a third party buyer of these projects, however the Company has retained all of its claims against SunEdison and its affiliated persons. As a condition to the Company’s consent to the Third Party Sale Transaction, the Company and certain subsidiaries of SunEdison that directly or indirectly own the assets that are subject to the Third Party Sale Transaction have entered into a proceeds sharing arrangement pursuant to which the Company is entitled to receive a portion of the cash proceeds received by the SunEdison parties in the Third Party Sale Transaction. In September 2016, the Company received $6.7 million in cash proceeds from this arrangement, which is classified as other income in the income statement for the three and nine months ended September 30, 2016. The Company has not received, and does not expect to receive, any additional cash proceeds from this arrangement going forward.
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
Renova - ESPRA
On March 29, 2016, the Company entered into a Termination Agreement (the “Termination Agreement”) with Renova with respect to the Securities Purchase Agreement dated July 15, 2015 among the Company, SunEdison and Renova relating to the ESPRA hydro-electric power plant (the “ESPRA SPA”). The Termination Agreement provides that, subject to the satisfaction of certain conditions, the ESPRA SPA will be terminated by mutual agreement of the Company and Renova. These conditions were satisfied on March 31, 2016 and the ESPRA SPA has been terminated. The Termination Agreement required the Company to pay Renova $10.0 million in connection with the termination of the ESPRA SPA. The Company made this payment on April 1, 2016, and recorded it as Acquisition, formation and related costs in the accompanying unaudited condensed consolidated statement of operations for the three and nine months ended September 30, 2016. Pursuant to the Termination Agreement, the Company and Renova have granted each other full releases of any further obligations under the ESPRA SPA. As further described in Note 16 - Commitments and Contingencies, on July 14, 2016, Renova filed a request for arbitration against the Company and certain subsidiaries related to the Renova Transaction including, but not limited to, claims that the Company was liable to satisfy SunEdison’s obligations under a put/call arrangement entered into between SunEdison and Renova in connection with the Renova Transaction, and claims for common law fraud and securities fraud in connection with the Salvador and Bahia transactions.

4. POWER PLANTS
Power plants, net consists of the following:

(In thousands)	September 30, 2016	December 31, 2015
Land	$10,037	$9,749
Wind power plants	772,568	562,086
Solar power plants	683,619	674,856
Total power plants in service, at cost	1,466,224	1,246,691
Less: accumulated depreciation	(82,881)	(40,600)
Total power plants in service, net	1,383,343	1,206,091
Construction in progress	923	513
Total power plants, net	$1,384,266	$1,206,604
The Company recorded depreciation expense, including foreign currency translation adjustments, related to power plants of $12.4 million and $38.3 million for the three and nine months ended September 30, 2016, respectively, as compared to $5.9 million and $11.6 million, respectively, for the same period in the prior year.
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
Certain of our solar power plants in India are entitled to receive viability gap funding support in an amount determined through a competitive bidding process. The viability gap funding support is funded by India’s National Clean Energy Fund and is paid by the offtake counterparty to these solar power plants, the Solar Energy Corporation of India, a not-for-profit company established by the Ministry of New and Renewable Energy to facilitate solar energy generation capacity in India. Such payment is made to the solar power plant over a five-year period from the date such solar plant commences operations. The Company recorded the awarded viability gap funding as a reduction to the cost of power plants in service, with a $1.8 million and $10.7 million receivable included in current other assets as of September 30, 2016 and December 31, 2015, respectively, as well as $7.1 million and $7.1 million in other assets in the unaudited condensed consolidated balance sheet as of September 30, 2016 and December 31, 2015, respectively. The current portion of the viability gap funding includes the initial 50% receivable following the solar power plant's commercial operation date and the 10% receivable in the first year thereafter. As of September 30, 2016, the Company received $8.9 million of the initial 50% receivable, while $1.8 million of the remaining annual 10% receivable remained within other current assets and $7.1 million remained within other assets in the unaudited condensed consolidated balance sheet. The remaining annual 10% receivable, which was due before December 31, 2016, is expected to be received in the first quarter of 2017.

5. DEPOSITS FOR ACQUISITIONS
Deposits for acquisitions consist of:

	As of September 30,	As of December 31,
(In thousands)	2016	2015
India PSA payment to SunEdison	$231,000	$231,000
BioTherm payment	51,101	51,101
Total deposits for acquisitions	282,101	282,101
Less: provision for contingent loss	(231,000)	(231,000)
Less: BioTherm distribution	(1,368)	—
Total deposits for acquisitions, net	$49,733	$51,101
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
The $231.0 million paid by the Company in accordance with the India PSA was reported as a deposit for acquisitions on the Company’s consolidated balance sheets as of September 30, 2016 and December 31, 2015. However, the Company determined that the deposit for acquisitions of the 425 MW India Projects was not realizable as of December 31, 2015 and recorded a provision for contingent loss of the full $231.0 million in the consolidated balance sheets as of December 31, 2015 and September 30, 2016.
As previously described in Note 3 - Acquisitions, the Third Party Sale Transaction is being conducted in connection with SunEdison’s bankruptcy process and includes the 425 MW India Projects.
BioTherm
In August 2015, the Company paid $65.6 million in cash for the interests in the solar power plants Aries and Konkoonsies and the wind power plant Klipheuwel, as well as certain additional rights. In addition to the cash consideration, the Company provided 544,055 shares of its Class A common stock, for total consideration of $71.4 million. In accordance with the funding arrangements, during the first and third quarters of 2016 the Company received $2.3 million and $1.8 million, respectively, from the escrow account holding the purchase consideration for the solar power plants Aries and Konkoonsies, which reduced the outstanding balance of the escrow account from $20.3 million to $16.2 million as of September 30, 2016. Cash paid to the escrow account was reported as non-current restricted cash in the Company’s unaudited condensed consolidated balance sheet. Also, in the first quarter of 2016 the Company received a $1.4 million distribution from BioTherm with respect to the Klipheuwel wind power plant. There were no payments received from BioTherm related to the Klipheuwel wind power plant during the second and third quarters of 2016. The remaining paid consideration of $43.9 million in cash and the August 2015 fair value of the 544,055 shares were reported as a deposit for acquisitions on the Company’s unaudited condensed consolidated balance sheet as of September 30, 2016. The completion of the BioTherm transaction remains subject to obtaining consents from the project lenders. See Note 3 - Acquisitions for additional details related to this acquisition.
In accordance with the funding arrangements, during the fourth quarter of 2016 the Company received an additional $1.1 million from BioTherm with respect to the Klipheuwel wind power plant.

6. INTANGIBLE ASSETS
The following table presents the gross carrying amount and accumulated amortization of intangible assets as of September 30, 2016:

(In thousands, except weighted average amortization period)	Remaining Weighted Average Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Accumulated Currency Translation Adjustment	Net Book Value
In-place value of market rate revenue contracts	17	$93,943	$(4,775)	$(6,194)	$82,974
The following table presents the gross carrying amount and accumulated amortization of intangibles as of December 31, 2015:

(In thousands, except weighted average amortization period)	Remaining Weighted Average Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Accumulated Currency Translation Adjustment	Net Book Value
In-place value of market rate revenue contracts	20	$84,643	$(1,632)	$(12,381)	$70,630
As of September 30, 2016, the Company had PPAs that were obtained through acquisitions (see Note 3 - Acquisitions). Revenue contracts are amortized on a straight line basis over the useful life of the agreements, which range from 20 to 25 years as of September 30, 2016. Amortization expense related to the revenue contracts is recognized in the unaudited condensed consolidated statements of operations as either a reduction or increase of revenue when the contract rate is above or below market rates (favorable or unfavorable) or within depreciation, accretion and amortization expense when the contract rate is equal to market rates (in-place). The amortization expense for the three and nine months ended September 30, 2016 was $0.9 million and $2.8 million, respectively. For the three and nine month periods ended September 30, 2016, $0.2 million and $0.6 million, respectively, was recorded as a reduction of revenue and $0.7 million and $2.2 million, respectively, was recorded within the depreciation, accretion, and amortization line item in the consolidated statement of operations.

7. VARIABLE INTEREST ENTITIES
The Company consolidates any variable interest entities (“VIEs”) in power plants in which it is the primary beneficiary. The Company is the primary beneficiary of 13 VIEs in power plants that were consolidated as of September 30, 2016, 11 of which existed and were consolidated as of December 31, 2015. The VIEs own and operate power plants in order to generate contracted cash flows.
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

The carrying amounts and classification of the consolidated VIEs’ assets and liabilities included in the Company’s unaudited condensed consolidated balance sheets are as follows:

(In thousands)	September 30, 2016	December 31, 2015
Current assets	$200,641	$212,295
Non-current assets	518,206	560,228
Total assets	$718,847	$772,523
Current liabilities	$395,263	$351,554
Non-current liabilities	77,616	80,158
Total liabilities	$472,879	$431,712
The amounts shown in the table above exclude intercompany balances which are eliminated upon consolidation. All of the assets in the table above are restricted for settlement of the VIE obligations, and all of the liabilities in the table above can only be settled by using VIE resources.

8. LONG-TERM DEBT
Long-term debt as of September 30, 2016 and December 31, 2015 consists of the following:

	September 30,	December 31,
(In thousands, except rates)	2016	2015	Interest Type	Current Interest Rate (%)(1)		Financing Type
Corporate level long-term debt:
Revolving Credit Facility	$—	$135,000	Variable	3.9%		Revolving line of credit
Senior Notes due 2022	752,475	791,826	Fixed	9.8%		Term debt
Project level long-term debt:
Permanent financing	355,479	368,935	Blended	12.1%	(2)	Term debt
Total long-term debt	1,107,954	1,295,761
Less: deferred financing costs, net (3)	21,098	23,610
Less: current portion of long-term debt (4)	326,521	319,498
Consolidated long-term debt, less current portion	$760,335	$952,653

(1)	The weighted average effective interest rate as of September 30, 2016.

(2)	As of September 30, 2016, 11.3% of this balance had fixed interest rate debt and the remaining 88.7% had variable interest rate debt, of which a portion is hedged with interest rate swaps.

(3)	Total net debt reflects the reclassification of deferred financing costs to reduce long-term debt as further described in Note 1 - Nature of Operations and Basis of Presentation.

(4)	$320.4 million and $319.0 million have been classified as current due to non-compliance with certain debt covenants as of September 30, 2016 and December 31, 2015, respectively.
Corporate Level Long-term Debt
Revolving Credit Facility
As of September 30, 2016, the Company’s revolving credit facility (the "Revolver") was undrawn. However, a letter of credit for $0.4 million issued by the Company in August 2016 under the terms of the Revolver in support of the Alto Cielo acquisition remained outstanding as of September 30, 2016.
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
As of June 30, 2016, Global Operating LLC had drawn $135.0 million on the Revolver. On September 8, 2016, the Company repaid the $135.0 million balance on the Revolver in connection with the consent solicitation of its Senior Notes and entered into the Second Supplemental Indenture as described below. Pursuant to the terms of the Second Supplemental Indenture, we may not borrow under the Revolver until the earlier of March 8, 2017 or such time as SunEdison has disposed of all or substantially all of its equity interests in the Company and an offer has been made to repurchase the Senior Notes at a purchase price in cash at least equal to 101% of the applicable principal amount, plus accrued and unpaid interest and additional interest, if any, to the repurchase date (or a binding agreement to make such an offer has been entered into).
On September 13, 2016, Global Operating LLC entered into a fourth amendment (the “Fourth Amendment”) to the Revolver pursuant to the requirements of the Third Amendment to increase the applicable margin used to determine the interest rate on loans under the Revolver under certain circumstances relating to a waiver or amendment under the Senior Notes.
As of December 31, 2015 the Company had issued a letter of credit for $0.5 million under the terms of the Revolver in support of the Alto Cielo acquisition, which expired in August of 2016. In August of 2016, the Company issued another letter of credit for $0.4 million under the terms of the Revolver to further support the Alto Cielo acquisition, which remained outstanding as of September 30, 2016.
Senior Notes Due 2022
The aggregate amount of the Senior Notes outstanding at September 30, 2016 was $752.5 million (or a notional amount of $760.4 million).
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

On December 6, 2016, the Company announced the successful completion of another consent solicitation to obtain additional waivers relating to certain reporting covenants under the indenture governing the Senior Notes. Global Operating LLC received validly delivered and unrevoked consents from the holders of a majority in aggregate principal amount of the Senior Notes outstanding as of the record date. Global Operating LLC paid to each consenting holder an initial consent fee of $3.50 for each $1,000 principal amount of the Senior Notes held by such holder as to which Global Operating LLC received and accepted consents. Under the terms of the additional waivers, the deadline to comply with the reporting covenants in the indenture governing the Senior Notes relating to the filing of the Company’s annual and quarterly reports required to be filed (including the Company's Form 10-K for 2015 and Form 10-Q for the first quarter of 2016) was extended to December 26, 2016, with Global Operating LLC having the option to further extend the deadline to January 6, 2017, to the extent necessary, by paying an extension fee.

Global Operating LLC agreed with the holders of the Senior Notes in connection with its most recent consent solicitation that written notice shall be deemed to have been validly given, for purposes of the related event of default under the indenture governing the Senior Notes, on December 6, 2016 with respect to the Company’s Form 10-Q for the second quarter of 2016.

Global Operating LLC received a notice of default, dated January 17, 2017, from the trustee under the indenture governing the Senior Notes with respect to the failure of Global Operating LLC to comply with its obligations under the indenture governing the Senior Notes to timely furnish the Company's Form 10-Q for the third quarter of 2016. However, no event of default under the indenture governing the Senior Notes occurred with respect to the Company's Form 10-Q for the third quarter of 2016 because such Form 10-Q was not filed before April 18, 2017.

Covenant defaults may occur in the future under the Company’s Revolver and the indenture governing our Senior Notes in the event of further delays in the filing of our periodic reports with the SEC and potential violation of financial covenants. There can be no assurance that we will be able to file our periodic reports (including the Company's Form 10-K for the year ended December 31, 2016 and Form 10-Q for the quarter ended March 31, 2017 or any quarters thereafter) with the SEC within the periods currently required under our Revolver and the indenture governing our Senior Notes. The Revolver also contains financial covenants that the Company is required to meet on a quarterly basis, and management projections indicate that the Company could violate the Revolver’s debt service coverage covenant during 2017 which, if the Revolver is not amended or terminated, could cause a default under the Revolver and, depending on the outstanding amount under the Revolver at the time of such default, a cross-default on the Senior Notes.

There can be no assurance that our lenders will agree to further extensions of financial statement filing dates or amendments to relevant covenants on acceptable terms or at all. As of February 17, 2017, the Revolver is undrawn, and in the event we are not able to cure or secure a waiver for a default under the Revolver, the Company’s available liquidity is sufficient to allow for the Revolver to be terminated, which would also avoid a cross-default on the Senior Notes. However, in the event of a default on the Senior Notes, the Company would likely not have sufficient liquidity to meet this obligation, which could have a material adverse effect on our business, results of operations, financial condition and ability to pay dividends. A default under the indenture governing our Senior Notes would also result in a cross-default under the Revolver that would permit the lenders holding more than 50% of the aggregate exposure under the Revolver to accelerate any outstanding principal amount of loans, terminate any outstanding letter of credit and terminate the outstanding commitments under our Revolver.

Project Level Long-term Debt
The Company typically finances power plants through entity specific debt secured by the power plant’s assets and equity interests with no recourse to the Company. These financing agreements typically provide for a credit facility used for construction, which upon completion is converted into term debt. As of September 30, 2016, the Company had $355.5 million of project level debt that is secured by the assets of the applicable project companies and certain intermediary holding companies.
Term debt for power plants in South Africa consists of variable rate loans, totaling $315.5 million, with interest rates tied to the three-month LIBOR and the three-month Johannesburg Interbank Agreed Rate, as well as fixed rate loans totaling $12.5 million. The interest rates on the South Africa term debt as of September 30, 2016 range from 12.3% to 13.0% and the debt matures in 2031. Principal and interest are due and payable in arrears at the end of each fiscal quarter or semi-annually and on the maturity date of the credit facilities.
As of September 30, 2016, the Witkop and Soutpan power plants, which have term debt financed with a South African rand-denominated term loan from The Standard Bank of South Africa Limited ("Standard Bank"), had an outstanding principal amount totaling $135.9 million. This term debt matures in 2031. As of September 30, 2016 and December 31, 2015, the Witkop and Soutpan project companies were not in compliance with certain covenants due to the SunEdison Bankruptcy, as well as the failure by the Witkop and Soutpan project companies to file auditors' certificates for certain financial ratios, audited financial statements and semi-annual operating reports. Thus, the debt balances are classified as current as of September 30, 2016 and December 31, 2015. These defaults also prevent the Soutpan and Witkop project companies from making distributions and provide the lenders with the right to accelerate the debt maturity. The Company has obtained waivers and/or forbearance agreements from Standard Bank for varying periods as the Company works to cure such defaults, however certain defaults were not cured prior to the expiration of applicable waivers.
As of September 30, 2016, the Boshof power plant, which has term debt financed with a U.S. dollar-denominated term debt from the Overseas Private Investment Corporation (“OPIC”), had an outstanding principal amount of $179.5 million. The term debt matures in September 2031. As of September 30, 2016 and December 31, 2015, the project company was not in compliance with certain covenants due to the SunEdison Bankruptcy, a delay by the contractor, a SunEdison subsidiary, in achieving final completion under the engineering, procurement and construction contract, failure to satisfy certain required economic development obligations and failure to file audited financial statements. Thus, the debt balances are classified as current as of September 30, 2016 and December 31, 2015. These defaults also prevent the Boshof project company from making distributions and provide OPIC with the right to accelerate the debt maturity. The Company is currently working with OPIC to cure such defaults.
Term debt for power plants in India consists of fixed and variable rate loans with interest rates tied to one of the following indexes: (i) the six-month LIBOR; (ii) the two-year Infrastructure Development Finance Company (“IDFC”) benchmark rate; (iii) the PFS reference rate; or (iv) the L&T prime lending rate. India term debt with fixed rates totaled $19.9 million as of September 30, 2016, with an annual interest rate between 4.5% and 12.0%. All loans mature between 2026 and 2029. Principal and interest are due and payable in arrears monthly or quarterly and on the maturity dates of the credit facilities. During the second quarter of 2016, the Company repaid $23.6 million of Indian term debt with variable rates.
As of September 30, 2016, the Azure and ESP Urja power plants, which have term debt financed with a U.S. dollar-denominated term debt from OPIC, had a combined outstanding principal amount of $17.9 million. The term debt matures in September and December of 2026 and bears fixed interest at a rate of 4.5% and 4.7% per annum, respectively. Interest and principal amortization payments are made on a quarterly basis. As of September 30, 2016 and December 31, 2015, the Azure and ESP Urja project companies were not in compliance with certain covenants due to the SunEdison Bankruptcy, failure to file audited financial statements, and a delay by local authorities to complete the classification of a portion of the project sites as non-agricultural use. In addition, the Azure project company was not in compliance with certain financial ratio covenants due to changes in foreign currency valuations. Thus, the debt balances are classified as current as of September 30, 2016 and December 31, 2015. These defaults also prevent the Azure and ESP Urja project companies from making distributions and provide OPIC with the right to accelerate the debt maturity. The Company is currently working with OPIC to cure such defaults.
As of September 30, 2016, the Corporate Season power plant in Malaysia has term debt from Standard Chartered Bank with an outstanding principal amount of $5.6 million. The term debt matures in 2028, and bears a variable interest rate tied to the Kuala Lumpur Interbank Offered Rate. The interest rate as of September 30, 2016 was 4.0%. Principal and interest are due and payable in arrears at the end of each fiscal quarter or on the maturity date of the credit facility.
The Silverstar Pavilion and Fortune 11 power plants in Malaysia have outstanding loans with a holder of a non-controlling interest in such power plants in the aggregate amount of $1.1 million as of September 30, 2016 and with a fixed 4.0% interest rate.
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
During the second quarter of 2016, the Company repaid $23.6 million of Indian term debt with variable rates, resulting in a $0.4 million loss on extinguishment of debt. There was no gain or loss recognized on the repayment of the Revolver in the third quarter of 2016.
Interest Income
Interest expense in the unaudited condensed consolidated statements of operations is presented net of interest income. During the three-month and nine-month periods ended September 30, 2016 the Company received interest income of $0.9 million and $4.1 million, respectively, from its cash and cash equivalents balances, short-term investments and restricted deposit accounts. The Company received no interest income during the three-month and nine- month periods ended September 30, 2015.

Maturities
The aggregate amounts of contractual payments of long-term debt due after September 30, 2016, excluding amortization of debt discounts and premiums, as stated in the financing agreements, are as follows:

	Maturities (1)
(In thousands)	Within 1 Year	Year 1 through Year 2	Year 2 through Year 3	Year 3 through Year 4	Year 4 through Year 5	Thereafter	Total
Corporate	$—	$—	$—	$—	$—	$752,475	$752,475
Project level	14,176	8,809	11,099	16,030	19,088	286,277	355,479
Total debt	$14,176	$8,809	$11,099	$16,030	$19,088	$1,038,752	$1,107,954

(1)
Represents the contractual principal payment due dates for our long-term debt and does not reflect the reclassification of $320.4 million of long-term debt to current as a result of debt defaults under a portion of our non-recourse financing agreements or deferred financing costs that are included with the net long-term balance of the unaudited condensed consolidated balance sheet.

Events of Default
On April 21, 2016, SunEdison and certain of its domestic and international subsidiaries voluntarily filed for protection under Chapter 11 of the U.S. Bankruptcy Code (the “SunEdison Bankruptcy”). Our Revolver and indenture governing our Senior Notes do not include an event of default provision triggered by the SunEdison Bankruptcy. However, the project level financing agreements for our two remaining levered power plants in India and our three power plants in South Africa contain provisions that provide the lenders with the right to accelerate debt maturity due to the SunEdison Bankruptcy as a result of SunEdison being an original sponsor of the project and/or party to certain material project agreements, such as operation and maintenance ("O&M") and engineering, procurement and construction related contracts. In addition, certain audited financial statements at the project level have been delayed, which has created defaults at the project level for our levered power plants. If not cured or waived, these defaults restrict the ability of the project companies to make distributions or may provide the lenders with the right to accelerate debt maturity. As of September 30, 2016 and December 31, 2015, the outstanding debt balances of these power plants are classified as current. We have obtained waivers and/or forbearance agreements with respect to certain of these defaults, and we are currently working with the applicable project lenders to cure the defaults.
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
On July 19, 2016, Global Operating LLC and the applicable foreign currency hedging counterparty entered into an amendment to the ISDA Agreement. The amendment extended the date by which the Company must deliver to the applicable foreign currency hedging counterparty the audited financial statements of the Company for the year ended December 31, 2015 to the date such statements were to be delivered under the Revolver. See above in this Note 8 - Long-Term Debt for additional information on the date such statements were to be delivered under the Revolver. The Company complied with this obligation.

9. INCOME TAXES
The income tax provision consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except effective tax rate)	2016	2015	2016	2015
Loss before income tax expense	$(15,734)	$(85,156)	$(13,382)	$(118,610)
Income tax expense (benefit)	2,121	(464)	5,040	(14)
Effective tax rate	(13.5)%	0.5%	(37.7)%	—%

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
As of September 30, 2016, TerraForm Global, Inc. owned 64.8% of Global LLC and consolidates the results of Global LLC through its controlling interest. The Company records SunEdison's 35.2% ownership of Global LLC as a non-controlling interest in the financial statements. Global LLC is treated as a partnership for income tax purposes.
For the nine months ended September 30, 2016, the overall effective tax rate was different than the statutory rate of 35.0% primarily due to valuation allowances, tax holiday benefits, projected minimum taxes in foreign jurisdictions, gross receipt taxes in Brazil, and taxes on non-operating activities. As of September 30, 2016, most jurisdictions were in a net deferred tax asset position. A valuation allowance is recorded against some of the power plants with deferred tax assets, primarily because of the historical losses in those jurisdictions.

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
Activities related to derivative instruments were reported in the line items as of and for the periods indicated, as follows:

(In thousands)		Fair Value As of
Type of Instrument	Balance Sheet Classification	September 30, 2016	December 31, 2015
Derivatives designated as hedging:
Interest rate swaps	Other (liabilities) assets	$(3,883)	$6,210
	Accumulated other comprehensive loss (income)	3,883	(6,210)
Cross currency swaps	Other assets	40,041	64,083
	Accumulated other comprehensive loss	9,367	1,202

Derivatives not designated as hedging:
Interest rate swaps	Other (liabilities) assets	$(524)	$5,194
Foreign currency forward contracts	Other (liabilities) assets	(15,153)	21,383

(In thousands)		Three Months Ended September 30,		Nine Months Ended September 30,
Type of Instrument	Statement of Operations Classification	2016	2015	2016	2015
Derivatives not designated as hedging:
Interest rate swaps	Interest (income) expense	$1,072	$(320)	$5,854	$(790)
Currency forward contract	Other expenses, net	4,586	37,552	36,206	37,552
Certain derivative contracts contain provisions providing the counterparties a lien on specific assets as collateral. There was no cash collateral received or pledged as of September 30, 2016 and December 31, 2015 related to the Company's derivative transactions.

Derivatives Designated as Hedges
Interest Rate Swaps
The Company has entered into interest rate swap agreements to hedge variable rate project level debt. These interest rate swaps qualify for hedge accounting and are designated as cash flow hedges. Under the interest rate swap agreements, the power plant pays a fixed rate and the counterparty to the agreement pays a variable interest rate. No amounts deferred in other comprehensive income were reclassified into earnings during the three and nine months ended September 30, 2016 and 2015.
Cross Currency Swaps
The Company has entered into cross currency swap agreements to hedge its exposure to foreign currency fluctuations on debt denominated in U.S. dollars. These cross currency rate swaps qualify for hedge accounting and were designated as cash flow hedges. The amounts deferred in other comprehensive income and reclassified into earnings during the period related to these cross currency swaps was $7.7 million. There was no ineffectiveness recorded for the periods presented.
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
Foreign Currency Contracts
The Company transacts business in various foreign currencies and has established a program that primarily utilizes foreign currency contracts to offset the risks associated with the effects of certain foreign currency exposures. The Company does not use these foreign currency contracts for trading purposes nor does it designate these forward contracts as hedging instruments pursuant to ASC 815. As of September 30, 2016, the notional amounts of the foreign currency contracts the Company held to purchase U.S. dollars in exchange for other major international currencies were $231.0 million. Included in the Company’s non-operating income was $4.6 million and $36.2 million of net losses related to these foreign currency contracts for the three and nine months ended September 30, 2016, respectively, that hedge the purchase of foreign currencies for investments in acquisitions and debt extinguishments was a result of devaluation as compared to the U.S. dollar in the Brazilian real (BRL), Chinese yuan renminbi (CNY), Indian rupee (INR), Malaysian ringgit (MYR), South African rand (ZAR) and Thai baht (THB). The fair value of the Company’s outstanding foreign currency forward contracts was a net liability of $15.2 million as of September 30, 2016. The cash flow related to foreign currency contracts that remain outstanding are classified as operating activities. The net loss relating to investments is partially offset by the lower cost associated with the cash flows related to the acquisitions and debt extinguishments that were hedged.
Notional Amounts

(In thousands)	Notional Amounts as of September 30, 2016
Derivatives designated as hedges:
Interest rate swaps (USD)	130,071
Cross currency swaps (USD)	130,071
Derivatives not designated as hedges:
Interest rate swaps (USD)	122,789
Currency forward contracts (BRL)	75,089
Currency forward contracts (CNY)	32,175
Currency forward contracts (INR)	73,845
Currency forward contracts (MYR)	6,913
Currency forward contracts (THB)	10,133
Currency forward contracts (ZAR)	32,861

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
Fair Value of Debt
The following table presents the carrying amount and estimated fair value of our outstanding short-term and long-term debt obligations as of September 30, 2016 and December 31, 2015, respectively:

	As of September 30, 2016		As of December 31, 2015
(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current portion	$1,107,954	$1,106,878	$1,295,761	$1,125,124
The fair value of the Company’s long-term debt was determined using inputs classified as Level 2 and a discounted cash flow approach using market rates for similar debt instruments.
Recurring Fair Value Measurements
The following table summarizes the financial instruments measured at fair value on a recurring basis classified in the fair value hierarchy (Level 1, 2 or 3) based on the inputs used for valuation in the accompanying unaudited condensed consolidated balance sheets as of September 30, 2016 and in the audited condensed consolidated balance sheets as of December 31, 2015:

	As of September 30, 2016				As of December 31, 2015
Assets (liabilities) in thousands	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Interest rate swaps	$—	$(4,407)	$—	$(4,407)	$—	$11,404	$—	$11,404
Foreign currency forward contracts	(15,153)	—	—	(15,153)	21,383	—	—	21,383
Cross currency swaps	—	40,041	—	40,041	—	64,083	—	64,083
Total	$(15,153)	$35,634	$—	$20,481	$21,383	$75,487	$—	$96,870
The Company uses a discounted valuation technique to fair value its derivative assets and liabilities. The primary inputs into the valuation of interest rate swaps and foreign currency contracts are forward interest rates, foreign currency exchange rates, and to a lesser degree, credit spreads. The Company’s interest rate swaps and cross currency swaps are considered Level 2, since all significant inputs are corroborated by market observable data. There were no transfers into or out of Level 1, Level 2 and Level 3 during the periods ended September 30, 2016 and December 31, 2015.

12. STOCKHOLDERS’ EQUITY
Outstanding Equity Securities
As of September 30, 2016, the following shares of the Company were outstanding:

Class:	Number Outstanding	Holders
Class A common stock	112,907,935	*
Class B common stock	61,343,054	SunEdison
Class B1 common stock	—	Not Applicable
Preferred stock	—	Not Applicable
Total shares outstanding	174,250,989
*Class A common stockholders are comprised of: public stockholders, Renova Energia SA, BTSA Netherlands Cooperatie UA, executive officers, management and employees.
Treasury Stock
As of September 30, 2016, the Company owned 5,244 treasury shares of Class A common stock. All of these treasury shares were acquired in exchange for the settlement of future tax obligations related to stock-based compensation arrangements.
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

13. STOCK-BASED COMPENSATION
The TerraForm Global, Inc. 2014 Long-Term Incentive Plan (the “Incentive Plan”) provides for the award of incentive and non-qualified stock options, stock appreciation rights, restricted stock awards (“RSAs”) and restricted stock units (“RSUs”) to employees and non-employee directors, including employees and non-employee directors of SunEdison. The maximum contractual term of an award is 10 years from the date of grant. Shares issued under the plan may be authorized and unissued shares or treasury shares. As of September 30, 2016, the Company had authorized 17,884,910 shares for awards under the Incentive Plan and 9,331,045 shares remained available for future grant under this plan.
Stock-based compensation expense is recorded as a component of general and administrative expenses in the Company’s unaudited condensed consolidated statements of operations and totaled $0.6 million and $2.6 million for the three and nine month periods ended September 30, 2016, respectively. Stock-based compensation expense totaling $0.1 million was recognized in the three and nine month periods ended September 30, 2015.
Employee benefit related costs, including stock-based compensation costs related to equity awards in the stock of SunEdison, Inc. and its consolidated subsidiaries, of SunEdison employees who provide services to the Company are allocated to the Company based on the relative percentage of their time that the employee spends providing service to the Company. The amount of stock-based compensation expense related to equity awards in the stock of SunEdison and its consolidated subsidiaries which has been allocated to the Company was $0.5 million and $2.1 million for the three and nine month periods ended September 30, 2016 and is reflected in the unaudited condensed consolidated statements of operations within general and administrative expenses - affiliate and has been treated as an equity contribution from SunEdison on the unaudited condensed consolidated statements of stockholders' equity. Similarly, stock-based compensation costs related to equity awards to SunEdison employees in the Company’s stock are allocated to SunEdison based on the relative percentage of their time that the employee spends providing service to SunEdison. The amount of stock-based compensation expense related to equity awards in our stock which has been allocated to SunEdison was $0.4 million and $2.4 million for the three and nine month periods ended September 30, 2016, respectively, and was recognized as a distribution to SunEdison on the unaudited condensed consolidated statements of stockholders' equity with no impact to the Company’s unaudited condensed consolidated statements of operations.

Restricted Stock Awards
RSAs provide the holder with immediate voting rights, but are restricted in all other respects until vested. Upon a termination of employment for any reason, any unvested shares of Class A common stock held by the terminated participant will be forfeited. All unvested RSAs are paid dividends and distributions.
The following table presents information regarding outstanding RSAs as of September 30, 2016 and changes during the nine-month period then ended, after giving effect to the conversion of restricted Class C common stock to restricted Class A common stock on a 178.8491-for-one basis:

	Number of RSAs Outstanding	Weighted Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value (in millions)
Outstanding at January 1, 2016	7,774,554	$0.18
Converted	(1,269,375)
Forfeited	(1,802,791)	0.18
Outstanding at September 30, 2016	4,702,388	$0.18	$19.3
As of September 30, 2016, $0.7 million of total unrecognized compensation cost related to RSAs is expected to be recognized over a weighted average period of 2.7 years.
The weighted-average fair value of RSAs per share on the date of grant was $0.18 for the nine-month period ended September 30, 2016. No RSAs were granted for the nine-month period ended September 30, 2016.

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
Restricted Stock Units
RSUs do not entitle the holders to voting rights and holders of the RSUs do not have any right to receive dividends or distributions.

The following table presents information regarding outstanding RSUs as of September 30, 2016 and changes during the nine-month period then ended, after giving effect to the conversion of restricted Class C common stock to restricted Class A common stock on a 178.8491-for-one basis:

	Number of RSUs Outstanding	Aggregate Intrinsic Value (in millions)	Weighted Average Remaining Contractual Life (In Years)
Balance at January 1, 2016	2,846,049
Granted	403,737
Converted	(114,014)
Forfeited	(1,276,121)
Outstanding at September 30, 2016	1,859,651	$7.6	1.5
As of September 30, 2016, $7.2 million of total unrecognized compensation cost related to RSUs is expected to be recognized over a weighted average period of 2.1 years. As of January 30, 2017, the Company has 2,382,487 RSUs outstanding.
On December 22 and 23, 2015, the Company granted 2,024,800 Class A RSUs to certain employees and executive officers. These are time-based awards which will vest on the following schedule: 25% after one year, 25% after two years, and 50% after three years. The grant date fair value of these awards was $11.0 million which will be recognized as compensation expense on a straight line basis over the three-year service period.
On September 26, 2014 and March 31, 2015, the Company granted 1,550 and 2,750 Class C RSUs, respectively (or 277,216 and491,835 Class A RSUs, respectively, after giving effect to conversion of Class C RSUs to Class A RSUs on a 178.8491-for-one basis immediately prior to the completion of the IPO). Subject to accelerated vesting upon certain events, 25% of the Class A RSUs will vest on the first through fourth anniversary of the date of the IPO.

14. LOSS PER SHARE
Loss per share is calculated utilizing the weighted average shares outstanding. Under the two-class method, unvested RSAs that contain non-forfeitable rights to dividends are treated as participating securities and are included in the earnings per share computation to the extent that there are undistributed earnings available, but these securities do not participate in losses.

Class A Common Stock
Basic and diluted loss per share for the three and nine months ended September 30, 2016 and 2015 was calculated as follows :

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share amounts)	2016	2015	2016	2015
Basic and diluted loss per share(1):
Net loss attributable to Class A common stockholders	$(12,911)	(49,550)	$(16,446)	(49,550)
Less: dividends paid on Class A common stock and participating RSAs	—	—	30,674	—
Undistributed loss attributable to Class A stockholders	$(12,911)	$(49,550)	$(47,120)	$(49,550)

Weighted-average shares outstanding	107,686	100,985	107,135	100,985

Distributed earnings per share	$—	$—	$(0.29)	$—
Undistributed loss per share	(0.12)	(0.49)	(0.44)	(0.49)
Basic and diluted loss per share	$(0.12)	(0.49)	$(0.15)	(0.49)

(1)
The computation for diluted loss per share for the three and nine months ended September 30, 2016 excludes 61,343,054 shares of Class B common stock, 4,702,388 unvested RSAs, and 1,859,651 unvested RSUs because the effect would have been anti-dilutive. The computations for diluted loss per share for the three and nine months ended September 30, 2015 excludes 61,343,054 shares of Class B common stock, 9,889,443 of unvested RSAs, and 792,051 of unvested RSUs because the effect would have been anti-dilutive.

15. NON-CONTROLLING INTERESTS
Non-controlling interests represent the portion of net assets in consolidated entities that are not owned by the Company. The following table presents the non-controlling interest balances by entity, reported in stockholders’ equity in the unaudited condensed consolidated balance sheets as of September 30, 2016 and December 31, 2015:

(in thousands)	September 30, 2016	December 31, 2015
SunEdison's non-controlling interests in Global LLC	$389,023	$375,540
Non-controlling interests in power plants	96,132	105,566
Total non-controlling interests	$485,155	$481,106
As of September 30, 2016, TerraForm Global, Inc. owned 64.8% of Global LLC and consolidated the results of Global LLC through its controlling interest, with SunEdison's 35.2% interest shown as a non-controlling interest.

16. COMMITMENTS AND CONTINGENCIES
Commitments to Acquire Power Plants
In April 2015, the Company entered into purchase and sale agreements to acquire controlling interests in three operating power plants located in South Africa with an aggregate net capacity of 32.6 MW from BioTherm. The aggregate consideration payable for these three power plants is $74.9 million. See Note 3 - Acquisitions for additional discussion of these commitments.

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
Honiton Litigation
The Company was subject to pending litigation proceedings with Suzlon Energy (Tianjin) Limited (“SETL”) with respect to alleged breaches of a turbine supply contract relating to the Honiton wind power plants in China. The operation and maintenance service contracts claim pending before an arbitral tribunal was resolved on December 3, 2015, pursuant to which the Company was required to pay an award of $0.5 million, which was paid in January 2016. On June 3, 2016, SETL and the Company reached a settlement resolving all remaining disputes relating to the turbine contracts. The terms of this final settlement resulted in SETL assigning all rights as a creditor it held against the Company to Beijing Aliyun Investment and Consulting Co. Ltd. (“Aliyun”). In addition, the Company agreed to pay Aliyun $7.1 million (RMB 47.0 million), of which RMB 45.0 million was paid during the second quarter of 2016, and the remaining RMB 2.0 million is due no later than July 2018, subject to various conditions set forth in the settlement agreement. In accordance with the settlement agreement, SETL withdrew its pending claims against the Company. As of September 30, 2016 a liability was recognized related to the proceedings in the amount of $0.3 million (RMB 2.0 million).
Bankruptcy Court Action

Motion to Stay and Motion to Compel Mediation

On November 2, 2016, the unsecured creditors’ committee in the SunEdison Bankruptcy filed an adversary complaint against the Company and others with the U.S. Bankruptcy Court for the Southern District of New York. The complaint and contemporaneous motion to stay seek to stay pending litigation against current and former directors and officers of SunEdison and the Company, including TerraForm Global, Inc. v. SunEdison, Inc., et al., the Company’s action against SunEdison described below. The unsecured creditors’ committee intends to file a derivative action on behalf of the SunEdison bankruptcy estate against current and former SunEdison officers and directors. It has requested the stay in order to preserve the proceeds of SunEdison’s and the Company's directors’ and officers’ liability insurance policies. On November 4, 2016, the unsecured creditors’ committee filed a motion in the SunEdison Bankruptcy case for derivative standing to sue various current and former SunEdison officers and directors. The unsecured creditors’ committee filed an amended adversary complaint on November 9, 2016. As described in a motion to compel mediation filed by SunEdison on November 23, 2016, SunEdison and the unsecured creditors’ committee have agreed to hold the motion to stay and any proposed claims by the unsecured creditors’ committee against various current and former SunEdison officers and directors in abeyance pending a global mediation relating to insurance issues. The Company’s objection to the motion to stay and the motion to compel mediation was filed on December 1, 2016. On December 28, 2016, pursuant to a consent order entered by the bankruptcy court, SunEdison, the unsecured creditors’ committee, and the Company, among other parties, were directed to participate in the mediation process that is being conducted in connection with the SunEdison Bankruptcy. The mediation commenced on February 10, 2017. Given the preliminary nature of the claims, the Company is unable to provide any assurances as to the ultimate outcome of these motions or that an adverse resolution of legal proceedings would not have a material adverse effect on the Company’s consolidated financial position and results of operations.

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

Renova Arbitration
On July 14, 2016, Renova Energia, S.A. (“Renova”) filed a request for arbitration against TerraForm Global, Inc., TerraForm Global, LLC, TerraForm Global Brazil Holding B.V. and TERP GLBL Brasil I Participacoes S.A. in the Center for Arbitration and Mediation of the Chamber of Commerce Brazil-Canada. Renova alleges, among other things, that TerraForm Global, Inc. and certain of its subsidiaries listed above: (i) fraudulently induced Renova to enter into the acquisition agreements related to the Salvador and Bahia wind power plants, the omnibus closing agreement with respect to such acquisitions, and the put/call arrangement entered into between SunEdison and Renova in connection with the Renova Transaction based on misleading and false representations about their and SunEdison’s financial condition and prospects; (ii) aided and abetted SunEdison’s fraud; (iii) negligently misrepresented their and SunEdison’s financial conditions and prospects; (iv) committed related violations of federal and state securities laws; (v) breached express warranties under the applicable acquisition agreements; (vi) wrongfully refused to repurchase from Renova seven million shares of TerraForm Global Class A common stock pursuant to Renova’s put exercise notice of March 31, 2016, in breach of the put/call arrangement entered into between SunEdison and Renova in connection with the Renova Transaction; and (vii) unjustly enriched themselves. Renova seeks, among other relief, rescission of the Salvador and Bahia transactions, and/or damages in an amount to be determined in the arbitration of not less than $250 million, representing the drop in value of the approximately 20 million shares of TerraForm Global Class A common stock Renova received in the Salvador transaction, from its $15/share IPO price to its trading level of$3.38/share at the time the request for arbitration was filed, as well as other related losses. The parties to the Renova arbitration are currently voluntarily participating in the mediation process that is being conducted in connection with the SunEdison Bankruptcy, which also includes the securities litigation and derivatives claim described below. The mediation commenced on February 10, 2017. Given the preliminary nature of the arbitration, the Company is unable to provide any assurances as to the ultimate outcome of these proceedings or that an adverse resolution of the arbitration would not have a material adverse effect on the Company’s consolidated financial position and results of operations.
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
On December 19, 2016, an initial case management conference was held in the multidistrict litigation proceedings in the SDNY. The Court entered a partial stay of all proceedings through March 31, 2017, and entered an order requiring all parties to the multidistrict litigation, including the parties to the conditional transfer cases, to participate in the mediation process that is being conducted in connection with the SunEdison Bankruptcy, which also includes the Renova claims described above and the derivative claim described below. The mediation commenced on February 10, 2017.
Derivative Claim
Aldridge v. Blackmore et al.
On April 12, 2016, a verified stockholder derivative complaint on behalf of the Company was filed against four directors of the Company in the Court of Chancery of the State of Delaware. The lawsuit alleges that the directors breached their fiduciary duties by authorizing the Company’s $231.0 million payment to SunEdison for the 425 MW India Projects. The complaint seeks unspecified compensatory damages and such other relief that the court may deem just and equitable. The Company filed its answer to the complaint on June 30, 2016. On July 6, 2016, the Company served its responses to the plaintiff’s discovery requests. On December 28, 2016, the parties agreed to stay the litigation and participate in the mediation process that is being conducted in connection with the SunEdison Bankruptcy, which also includes the Renova claims described above and the securities litigation cases pending before the Multidistrict Litigation Panel. The mediation commenced on February 10, 2017. The Company is in the preliminary stages of reviewing the allegations made in the complaint and, as a result, is unable to provide any assurances as to the ultimate outcome of this lawsuit or that an adverse resolution of this lawsuit would not have a material adverse effect on the Company’s consolidated financial position and results of operations.
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
Our relationship with SunEdison, the ongoing SunEdison Bankruptcy, the delay of our periodic filings with the SEC and the conditions in the capital markets for our corporate level debt and equity securities have increased uncertainty and heightened some of the risks we face. Other aspects of the markets relevant to our business have remained relatively stable, including the expected performance of our power plants, long-term offtake agreements, and the credit quality of our offtake counterparties. We have adjusted our plans and priorities in light of these developments according to our comprehensive contingency plan. While we remain focused on executing our near term objectives, we will continue to monitor market developments and consider further adjustments to our plans and priorities if required.
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
Subsequent to the IPO and pursuant to the MSA, SunEdison agreed to provide or arrange for other service providers to provide management and administrative services including legal, accounting, tax, treasury, project finance, information technology, insurance, employee benefit costs, communications, human resources, and procurement to the Company. As consideration for the services provided, the Company agreed to pay SunEdison a base management fee as follows: (i) no fee for 2015, (ii) 2.5% of the Company’s cash available for distribution in 2016, 2017 and 2018, and (iii) an amount equal to SunEdison’s or other service provider’s actual cost in 2019 and thereafter. All costs under the MSA are reflected in the Company’s unaudited condensed consolidated statements of operations as general and administrative expense - affiliate, and the difference between actual costs and the fee paid pursuant to the MSA will be treated as an equity contribution from SunEdison. No fees were paid to SunEdison under the MSA for the three and nine months ended September 30, 2016. As part of the SunEdison Bankruptcy, SunEdison could seek to reject the MSA or may be limited in its ability to perform under this agreement by the bankruptcy court or by the terms of the SunEdison bankruptcy financing. If SunEdison rejects, or seeks to substantially renegotiate the MSA due to the SunEdison Bankruptcy, the Company may bear these actual costs in future periods.
Included in general and administrative expense - affiliate are costs incurred under the MSA and corporate allocations of $15.9 million and $6.3 million for the three months ended September 30, 2016 and 2015, and $39.1 million and $13.2 million for the nine months ended September 30, 2016 and 2015, respectively. General and administrative expense - affiliate represents costs incurred for services provided to the Company pursuant to the MSA subsequent to the IPO and allocated to the Company in corporate allocations prior to the IPO.
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
Upon expiration of the distribution forbearance period applicable to the Class B common stock that were issued to SunEdison at the time of our IPO, Global LLC will be entitled to set off any amounts owing by SunEdison pursuant to the Interest Payment Agreement against any and all amounts owed by Global LLC to SunEdison under the distribution provisions of the Global LLC Operating Agreement, and Global LLC may pay such amounts to Global Operating LLC. For the nine months ended September 30, 2016, SunEdison paid Global LLC $41.2 million related to interest payments on the Senior Notes. SunEdison was not required to contribute capital to fund interest on the Senior Notes or credit facility payments during the year ended December 31, 2015.
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
Operation and Maintenance (“O&M”) and Asset Management Services
Operations and maintenance services, as well as asset management services, are provided to the Company by affiliates of SunEdison pursuant to contractual agreements. Costs incurred for these services were $3.9 million and $13.6 million and $4.4 million and $6.8 million for the three and nine months ended September 30, 2016 and 2015, respectively, and are reported as cost of operations-affiliates in the unaudited condensed consolidated statements of operations.
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

Due to/from SunEdison, net
Certain of the Company’s expenses and capital expenditures related to construction in process are paid by affiliates of SunEdison and are reimbursed by the Company to the same or other affiliates of SunEdison. As of September 30, 2016 and December 31, 2015, the Company owed SunEdison and affiliates $29.9 million and $44.3 million, net, respectively. The due to balance as of December 31, 2015, presents changes to the Company's previously reported amounts due to the recasting performed. These amounts are reported as Due to SunEdison, net in the consolidated balance sheets.
Depending on the nature of the activity, amounts are either reflected in operating activities or as a non-cash addition to power plants included in Due to SunEdison, net. Additionally, SunEdison provided contributions to the Company in the form of stockholder loans. Related amounts have been recognized as additional paid-in capital as there is no expectation for the Company to repay SunEdison for the contributions related to stockholder loans. These contributions totaled $37.6 million and $85.2 million for the nine months ended September 30, 2016 and 2015, respectively.
Compulsorily Convertible Debentures
During the second quarter of 2016, SunEdison transferred to the Company all, or INR 650.0 million ($9.6 million), of the unsecured compulsorily convertible debentures ("CCDs") held by SunEdison, which the Company previously issued to SunEdison in connection with its non-controlling interest in three power plants in India. As of September 30, 2016, third parties held INR 112.1 million ($1.7 million) of CCDs issued by certain project companies in India. The CCDs held by third parties were subsequently transferred to the Company in the fourth quarter of 2016.
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
The following table reflects summarized financial information concerning the Company’s reportable segments for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30, 2016				Three Months Ended September 30, 2015 (1)
(In thousands)	Solar	Wind	Corporate	Total	Solar	Wind	Corporate	Total
Operating revenues, net	$27,963	$27,092	$—	$55,055	23,323	6,050	—	29,373
Depreciation, accretion and amortization	6,736	6,638	—	13,374	2,256	4,500	—	6,756
Other operating costs and expenses	3,682	6,629	16,434	26,745	7,000	2,956	19,025	28,981
Interest expense (income), net	9,179	(227)	24,207	33,159	13,077	1,128	25,375	39,580
Other non-operating (income) expenses	13,961	2,656	(19,106)	(2,489)	3,429	1,163	34,620	39,212
Income tax expense (benefit) (2)	—	—	2,121	2,121	—	—	(464)	(464)
Net income (loss)	(5,595)	11,396	(23,656)	(17,855)	(2,439)	(3,697)	(78,556)	(84,692)

	Nine Months Ended September 30, 2016				Nine Months Ended September 30, 2015 (1)
(In thousands)	Solar	Wind	Corporate	Total	Solar	Wind	Corporate	Total
Operating revenues, net	85,580	73,591	—	159,171	61,742	11,118	—	72,860
Depreciation, accretion and amortization	19,117	21,854	—	40,971	8,729	4,098	—	12,827
Other operating costs and expenses	14,955	19,957	48,359	83,271	13,270	6,075	42,997	62,342
Interest expense (income), net	31,813	(2,276)	66,260	95,797	35,216	1,854	47,517	84,587
Other non-operating (income) expenses	32,510	5,698	(85,694)	(47,486)	(3,886)	723	34,877	31,714
Income tax expense (benefit) (2)	—	—	5,040	5,040	—	—	(14)	(14)
Net income (loss)	(12,815)	28,358	(33,965)	(18,422)	8,413	(1,632)	(125,377)	(118,596)

The following table reflects reportable segment assets as of September 30, 2016, and December 31, 2015:

Balance Sheet	September 30, 2016				As of December 31, 2015 (1)
(In thousands)	Solar	Wind	Corporate (3)	Total	Solar	Wind	Corporate (3)	Total
Total assets	$671,692	$443,804	$1,379,127	$2,494,623	$764,475	$375,683	$1,547,008	$2,687,166

(1)
When power plants are sold to the Company after completion by SunEdison, the Company retroactively recasts its historical financial statements to present the construction activity as if it consolidated the facility at inception of the construction (see Note 2 - Transactions Between Entities Under Common Control). Recasted values are included in the 2015 balances disclosed in the tables above.

(2)	Income tax benefit is not allocated to the Company’s Solar and Wind segments.

(3)	Corporate assets include cash and cash equivalents, intercompany accounts receivable, other current assets and other assets.

19. OTHER COMPREHENSIVE INCOME (LOSS)
Comprehensive income (loss) represents a measure of all changes in equity that result from recognized transactions and other economic events other than transactions with owners in their capacity as owners. Other comprehensive income (loss) includes foreign currency translations and gains (losses) on hedging instruments.
The following table presents the changes in each component of accumulated other comprehensive loss:

(In thousands)	Foreign Currency Translation Adjustments	Hedging Activities	Accumulated Other Comprehensive Income (Loss)
Balance as of December 31, 2015	$(12,819)	$1,638	$(11,181)
Other comprehensive income (loss)	42,179	(18,254)	23,925
Less: other comprehensive income (loss) attributable to non-controlling interests	18,632	(12,220)	6,412
Balance at September 30, 2016	10,728	(4,396)	6,332
The following tables present the changes in each component of accumulated other comprehensive income (loss) and the related tax effects for the three and nine months ended September 30, 2016.

	Three Months Ended September 30,
	2016
(In thousands)	Before Tax	Tax Effect	Net of Tax
Foreign currency translation adjustments	$3,668	$—	$3,668
Unrealized (loss) gain on hedging instruments	(1,142)	320	(822)
Net other comprehensive income	$2,526	$320	$2,846
Less: Other comprehensive income attributable to non-controlling interests, net of tax			2,895
Other comprehensive loss attributable to Class A stockholders			$(49)

	Nine Months Ended September 30,
	2016
(In thousands)	Before Tax	Tax Effect	Net of Tax
Foreign currency translation adjustments	$42,179	$271	$42,450
Unrealized (loss) gain on hedging instruments	(18,254)	5,112	(13,142)
Net other comprehensive income	$23,925	$5,383	$29,308
Less: Other comprehensive income attributable to non-controlling interests, net of tax			9,929
Other comprehensive income attributable to Class A stockholders			$19,379

The following tables present the changes in each component of accumulated other comprehensive loss, net of tax for the three and nine months ended September 30, 2015:

	2015
(In thousands)	Three Months Ended September 30,	Nine Months Ended September 30,
Foreign currency translation adjustments	(34,026)	(31,887)
Unrealized gain on hedging instruments	5,090	840
Net other comprehensive loss	(28.936)	(31,047)
Less: Other comprehensive loss attributable to non-controlling interests, net of tax	(10.224)	(10.224)
Other comprehensive loss attributable to Class A stockholders	(39,160)	(41,271)

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

Delayed Filing of 2016 10-K and First Quarter 2017 10-Q

By filing this Form 10-Q for the third quarter of 2016, the Company has completed the filing of all of its previously outstanding periodic reports. However, due to the time and resources required to complete its delayed SEC periodic reports, including its Form 10-K for the year ended December 31, 2015 and its Forms 10-Q for the first, second and third quarters of 2016, the Company has experienced delays in its ongoing efforts to complete all steps and tasks necessary to finalize financial statements and other disclosures required to be in its Form 10-K for the year ended December 31, 2016 (the “2016 10-K”) and subsequent quarterly reports. The Company currently does not expect to be able to file the 2016 10-K by the SEC filing deadline in March 2017 or its Form 10-Q for the first quarter of 2017 by the SEC filing deadline in May 2017. The Company continues to work to complete, as soon as practicable, all steps and tasks necessary to finalize the Company’s financial statements and other disclosures required to be included in its periodic filings with the SEC. There can be no assurance that the Company’s future periodic reports will not be delayed for similar reasons. Continued delays in the filing of the Company’s periodic reports with the SEC could have a material adverse effect on the Company.

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

The Yieldcos, Global LLC, Terra LLC and SunEdison have modified the MOU through a series of extensions which have extended, from January 27, 2017 to February 24, 2017, the deadline under the MOU for agreeing to the terms of definitive settlement agreements. Under the MOU, as modified, the Yieldcos, Global LLC, Terra LLC and SunEdison will work in good faith toward agreeing to the terms of two separate settlement agreements, one for each Yieldco, as promptly as practicable on or before February 24, 2017. The Company expects that SunEdison will condition its motion for Bankruptcy Court approval of each settlement agreement upon Bankruptcy Court approval of the other settlement agreement. In addition, GLBL and SunEdison will work to document a transaction for the sale of all or part of GLBL in parallel with a separate effort by TERP and SunEdison to document a transaction for the sale of all or part of TERP (each an “M&A Transaction”), with each M&A Transaction requiring the approval by the applicable Yieldco and SunEdison; provided such obligation to work toward the M&A Transaction terminates if the Yieldcos and SunEdison have not executed and delivered settlement agreements on or before February 24, 2017.

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

The Proposed Settlement Terms are not legally binding on any party to the MOU and are subject to a number of conditions and contingencies, including each of the Yieldcos and SunEdison entering into final settlement agreements before February 24, 2017, each of the Yieldcos entering into an M&A Transaction (and all documents with respect thereto) jointly approved by the applicable Yieldco and SunEdison by April 1, 2017 and approval of each settlement agreement by the Bankruptcy Court by April 1, 2017, which date may be extended until April 15, 2017 if approval of the settlement agreements is a contested matter that SunEdison is prosecuting in good faith. The settlement agreements will automatically terminate if approval of the Bankruptcy Court is not obtained and will be terminable if the applicable jointly approved M&A Transaction terminates prior to closing or if other customary milestones are not met or termination rights are triggered. There is no assurance that the Yieldcos and SunEdison will enter into binding settlement agreements, and there is no assurance as to the final terms or timing of any such settlement agreements.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis should be read in conjunction with our audited consolidated financial statements and related notes thereto included as part of our Annual Report on Form 10-K for the year ended December 31, 2015 filed on December 21, 2016 and our unaudited condensed consolidated financial statements for the nine months ended September 30, 2016 and other disclosures included in this Quarterly Report on Form 10-Q. References in this section to "we," "our," "us," or the "Company" refer to TerraForm Global, Inc. and its consolidated subsidiaries. The results shown herein are not necessarily indicative of the results to be expected in any future period.
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

The following tables list the solar and wind power plants that comprise our portfolio as of September 30, and December 31, 2016:

Power Plant Name	Country	Power Plant Type	Gross Nameplate Capacity (MW) (1)	Net Capacity based on share of Economic Ownership (MW)(2)	Net Capacity based on share of Equity Ownership (MW)(2)	# of Sites	Weighted Average Remaining Duration of PPA (Years)(3)
Portfolio as of September 30, 2016
Salvador	Brazil	Wind	203.2	203.2	203.2	9	16
Bahia	Brazil	Wind	103.5	103.5	103.5	5	16
Honiton	China	Wind	148.5	148.5	148.5	3	13
Dunhuang	China	Solar	18.0	18.0	18.0	1	16
Hanumanhatti	India	Wind	50.4	50.4	50.4	1	14
NSM Suryalabh(4)	India	Solar	39.0	39.0	39.0	1	23
Gadag	India	Wind	31.2	31.2	31.2	1	12
NSM Sitara(4)	India	Solar	31.0	31.0	31.0	1	23
NSM L’Volta(4)	India	Solar	26.0	26.0	26.0	1	23
SE 25(4)	India	Solar	25.0	25.0	—	1	20
NSM 24	India	Solar	24.0	24.0	24.0	1	21
Focal(4)	India	Solar	23.0	23.0	11.3	2	23
Bhakrani	India	Wind	20.0	20.0	20.0	1	22
Millenium(4)	India	Solar	9.3	9.3	5.9	1	20
Brakes	India	Solar	7.7	7.7	5.4	1	13
Raj 5	India	Solar	5.0	5.0	5.0	1	20
ESP Urja(4)	India	Solar	5.0	3.7	3.7	1	20
Azure(4)	India	Solar	5.0	3.7	3.7	1	20
Silverstar Pavilion	Malaysia	Solar	10.0	5.1	4.8	2	18
Fortune 11	Malaysia	Solar	5.1	4.8	2.4	1	18
Corporate Season	Malaysia	Solar	4.0	2.5	1.9	1	18
Boshof	South Africa	Solar	65.9	33.6	33.6	1	18
Witkop	South Africa	Solar	32.9	16.8	16.8	1	17
Soutpan	South Africa	Solar	31.0	15.8	15.8	1	17
NPS Star	Thailand	Solar	18.0	17.8	8.7	3	24
WXA	Thailand	Solar	17.8	17.8	8.7	3	24
PP Solar	Thailand	Solar	3.6	3.6	3.6	3	28
Alto Cielo	Uruguay	Solar	26.4	26.4	26.4	1	27
Total portfolio as of September 30, 2016			989.5	916.4	852.5	50	17

Subsequent Additions
Add'l 11% equity in Millenium(5)	India	Solar		—	1.0
Add'l 51% equity in Focal(5)	India	Solar		—	11.8
Add'l 26% equity in Azure (5)	India	Solar		1.3	1.3
Add'l 26% equity in ESP Urja (5)	India	Solar		1.3	1.3
Total Subsequent Additions			—	2.6	15.4	—	—
Total Portfolio as of December 31, 2016			989.5	919.0	867.9	50	17
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

(4) The PPAs for these power plants prohibit the transfer of a portion (or, in the case of SE 25, any) of the equity interests in the applicable project companies for a specified period of time after the achievement of commercial operation. The remaining equity interests in these project companies were, or are expected to be, transferred to the Company following the expiration of the equity lock up period in the applicable PPAs (ranging from November 2016 to March 2017). In the case of SE 25, despite not owning the equity interests in the project company, the Company receives 100% of the economic value of the power plant through the payment to the Company of interest and principal on bonds issued by the project company to the Company.
(5) The remaining equity interests in Focal, Azure and ESP Urja and 11% of the equity interests in Millenium that were not owned by the Company as of September 30, 2016 were transferred to the Company in the fourth quarter of 2016. The remaining 26% of the equity interests in Millenium that were not owned by the Company as of December 31, 2016 were transferred to the Company in January 2017.

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

Key Metrics
Operating Metrics
Net Capacity
The Company measures the electricity-generating production capacity of its power generation assets in net capacity (measured in megawatts of direct current, or “DC,” with respect to solar generation assets, and megawatts of alternating current, or “AC,” with respect to wind generation assets). Net capacity represents the rated generation capacity at standard test conditions of a power plant multiplied by either the Company’s percentage of economic ownership of that power plant after taking into account any redeemable preference shares and shareholder loans held by the Company or percentage of equity ownership of that power plant, as applicable. Rated capacity is the expected maximum output a power plant can produce without exceeding its design limits. The size of the Company’s power generation assets varies significantly among the assets comprising the portfolio. Management believes the aggregate net capacity of the Company’s portfolio is indicative of the overall production capacity and period-to-period comparisons of net capacity are indicative of the growth rate of the Company’s business. Our power plants had a net capacity (based on our share of economic ownership) of 919.0 MW as of December 31, 2016.
Gigawatt-hours Sold
Gigawatt-hours sold refers to the actual volume of electricity generated and sold by the Company’s power plants during a particular period. Management tracks megawatt-hours sold as an indicator of the ability to recognize revenue from the generation of electricity at the Company’s power plants. Our total GWh sold for the three and nine months ended September 30, 2016 was 623.9 GWh and 1,731.7 GWh, respectively, as compared to 246.6 GWh and 643.4 GWh for the same periods in the prior year.

Consolidated Results of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2016	2015	2016	2015
Operating revenues, net	$55,055	$29,373	$159,171	$72,860
Operating costs and expenses:
Cost of operations	6,438	2,995	18,754	6,104
Cost of operations - affiliate	3,853	4,420	13,566	6,753
General and administrative	437	402	1,644	7,819
General and administrative - affiliate	15,878	6,335	39,080	13,154
Acquisition, formation and related costs	139	14,829	10,227	28,512
Depreciation, accretion and amortization	13,374	6,756	40,971	12,827
Total operating costs and expenses	40,119	35,737	124,242	75,169
Operating income (loss)	14,936	(6,364)	34,929	(2,309)
Other expense (income):
Loss (gain) on the extinguishment of debt	5	551	(5,730)	1,770
Interest expense, net	33,159	39,580	95,797	84,587
Gain on previously held equity investment	—	—	—	(1,426)
Loss (gain) on foreign currency exchange	4,268	35,266	(21,963)	28,292
Other (income) loss, net	(6,762)	3,395	(19,793)	3,078
Total other expenses, net	30,670	78,792	48,311	116,301
Loss before income tax expense	$(15,734)	$(85,156)	$(13,382)	$(118,610)
Income tax expense (benefit)	2,121	$(464)	$5,040	$(14)
Net loss	(17,855)	(84,692)	(18,422)	(118,596)
Less: Predecessor loss prior to initial public offering on August 5, 2015	$—	$(5,449)	$—	$(39,353)
Net loss subsequent to initial public offering	$(17,855)	$(79,243)	$(18,422)	$(79,243)
Less: loss attributable to non-controlling interests	$(4,944)		$(1,976)
Net loss attributable to TerraForm Global, Inc. Class A common stockholders	$(12,911)		$(16,446)

In our results of operations, we define existing power plants as any power plant which was operational from the first day of the respective reporting period. Power plants acquired from a third party relate to any power plant acquired during the respective reporting period. Power plants achieving commercial operations are power plants with a commercial operation date within the respective reporting period.
Three Months Ended September 30, 2016 Compared to Three Months Ended September 30, 2015
Operating Revenues, net

Operating revenues, net for the three months ended September 30, 2016 and 2015 were as follows:

	Three Months Ended September 30,
(In thousands, other than MW and GWh data)	2016	2015	Change
Operating revenues, net:
Wind	$27,092	$6,050	$21,042
Solar	27,963	23,323	4,640
Total	$55,055	$29,373	$25,682
Net capacity (MW)(1)(2)	916.4	677.1	239.3
GWh sold	623.9	246.6	377.3

(1)	Operational at end of period.

(2)	Net capacity represents the maximum generating capacity at standard test conditions of a power plant multiplied by our percentage of economic ownership of that power plant.
Operating revenues, net increased by $25.7 million during the three months ended September 30, 2016, compared to the same period in 2015, due to:

(In thousands)	Solar	Wind	Total
Existing power plants	$4,640	$23,392	$28,032
Power plants acquired from a 3rd party	—	(2,350)	(2,350)
Total change	$4,640	$21,042	$25,682
Cost of Operations
Cost of operations for the three months ended September 30, 2016 and 2015 were as follows:

	Three Months Ended September 30,
(In thousands)	2016	2015	Change
Cost of operations	$6,438	$2,995	$3,443
Cost of operations - affiliate	3,853	4,420	(567)
Total cost of operations	$10,291	$7,415	$2,876
Cost of operations increased $3.4 million during the three months ended September 30, 2016, compared to the same period in 2015, primarily due to:

(In thousands)	Solar	Wind	Total
Existing power plants	$(1,011)	$5,086	$4,075
Power plants acquired from a 3rd party	—	(632)	(632)
Total change	$(1,011)	$4,454	$3,443

Cost of operations - affiliate decreased $0.6 million during the three months ended September 30, 2016, compared to the same period in 2015, primarily due to:

(In thousands)	Solar	Wind	Total
Existing power plants	$111	$(678)	$(567)
Total change	$111	$(678)	$(567)
General and Administrative Expense
General and administrative expense for the three months ended September 30, 2016 and 2015 were as follows:

	Three Months Ended September 30,
(In thousands)	2016	2015	Change
General and administrative	$437	$402	$35
General and administrative - affiliate	15,878	6,335	9,543
Total general and administrative expense	$16,315	$6,737	$9,578
General and administrative expense increased by an immaterial amount compared to the three months ended September 30, 2015, and general and administrative - affiliate expense increased by $9.5 million compared to the three months ended September 30, 2015 due to a $5.0 million increase in corporate costs and costs related to being a public company, increased restructuring and advisory expenditures as a result of the SunEdison Bankruptcy and costs related to standalone organization setup. Additionally, there was a $4.5 million increase in costs associated with power plants achieving commercial operation compared to the three months ended September 30, 2015.
We have historically depended significantly on SunEdison for important corporate, project, and other services, including many management services under the MSA (such as management, secretarial, accounting, banking, treasury, administrative, regulatory and reporting functions; recommending and implementing business strategy; maintenance of books and records; calculation and payment of taxes; and preparation of audited and unaudited financial statements), as well as asset management and O&M for most of our power plants. Because of this reliance on SunEdison, the SunEdison Bankruptcy has created substantial risks to our business, operations and financial condition. However, we have continued to operate our business pursuant to contingency plans that we have been developing.
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
Acquisition, Formation and Related Costs
Acquisition, formation and related costs decreased from $14.8 million for the three months ended September 30, 2015 to $0.1 million for the three months ended September 30, 2016, due to less acquisitions taking place during the same period in 2016.
Depreciation, Accretion and Amortization
Depreciation, accretion and amortization expense increased from $6.8 million for the three months ended September 30, 2015 to $13.4 million for the three months ended September 30, 2016 due to additional power plants achieving commercial operation and additional power plants acquired compared to the same period in the prior year.
Loss on Extinguishment of Debt, net
Loss on the extinguishment of debt decreased from $0.6 million for the three months ended September 30, 2015 to an immaterial amount for the three months ended September 30, 2016.
Interest Expense, net
Interest expense, net decreased by $6.4 million during the three months ended September 30, 2016, compared to the same period in 2015. The increase was primarily due to interest and amortization of deferred financing costs under the Senior Notes issued during the third quarter of 2015.
There is a risk that the Interest Payment Agreement may be terminated as a result of the SunEdison Bankruptcy, in which case we expect to continue servicing out debt obligations with current liquidity and cash flows from operations. Please see Note 17 - Related Parties - Interest Payment Agreement for additional information on the Interest Payment Agreement.

	Three Months Ended September 30,
(In thousands)	2016	2015	Change
Corporate level	$24,207	$25,375	$(1,168)
Project level:
Solar	9,179	13,077	(3,898)
Wind	(227)	1,128	(1,355)
Total interest expense, net	$33,159	$39,580	$(6,421)
Loss on Foreign Currency Exchange, net
Net loss on foreign currency exchange was $4.3 million for the three months ended September 30, 2016 versus a loss of $35.3 million for the three months ended September 30, 2015, a decrease of $31.0 million. This change is primarily due to new hedging activities initiated as of the IPO.
During the quarter ended September 30, 2016, we realized a net loss of $7.8 million on foreign currency forward contracts that matured during that quarter resulting from the devaluation of the Brazilian real, Chinese yuan renminbi, Indian rupee, Malaysian ringgit, South African rand and Thai baht as compared to the U.S. dollar. This $7.8 million net loss is attributed as: (i) a net loss of $8.5 million on forward contracts associated with cash generated by foreign subsidiaries; and (ii) a net gain of $0.8 million on forward contracts that hedge the purchase of foreign currencies for investments in acquisitions and debt extinguishments.

The foreign currency net loss relating to investments in power plants is partially offset by the lower cost associated with certain acquisitions and debt extinguishments. The fair value of our outstanding currency forward contracts was a net liability of $15.2 million as of September 30, 2016.

Other Income (Loss), net
Other income, net was $6.8 million for the three months ended September 30, 2016 compared to $3.4 million loss for the same period in 2015. This increase was primarily due to the $6.7 million in cash proceeds received by the Company pursuant to the proceeds sharing arrangement between the Company and certain SunEdison subsidiaries in connection with the Third Party Sale Transaction.

Income Tax Provision
The income tax expense was $2.1 million for the three months ended September 30, 2016, compared to an immaterial income tax benefit for the three months ended September 30, 2015. For the three months ended September 30, 2016, the overall effective tax rate was different than the statutory rate of 35.0% primarily due to valuation allowances, tax holiday benefits, projected minimum taxes in foreign jurisdictions, gross receipt taxes in Brazil, and taxes on non-operating activities. As of September 30, 2016, most jurisdictions were in a net deferred tax asset position. A valuation allowance is recorded against some of the power plants with deferred tax assets, primarily because of the historical losses in those jurisdictions.

Nine Months Ended September 30, 2016 Compared to Nine Months September 30, 2015
Operating Revenues, net
Operating revenues, net for the nine-month periods ended September 30, 2016 and 2015 were as follows:

	Nine Months Ended September 30,
(In thousands, other than MW and GWh data)	2016	2015	Change
Operating revenues, net:
Wind	$73,591	$11,118	$62,473
Solar	85,580	61,742	23,838
Total	$159,171	$72,860	$86,311
Net capacity (MW)(1)(2)	916.4	677.1	239.3
GWh sold	1,731.7	643.4	1,088.3

(1)	Operational at end of period.

(2)	Net capacity represents the maximum generating capacity at standard test conditions of a power plant multiplied by our percentage of economic ownership of that power plant.
Operating revenues, net increased by $86.3 million during the nine months ended September 30, 2016, compared to the same period in 2015, due to:

(In thousands)	Solar	Wind	Total
Existing power plants	$33,412	$73,591	$107,003
Power plants acquired from a 3rd party	112	(11,118)	(11,006)
Power plants achieving commercial operation	(9,686)	—	(9,686)
Total change	$23,838	$62,473	$86,311
Cost of Operations
Cost of operations for the nine months ended September 30, 2016 and 2015 were as follows:

	Nine Months Ended September 30,
(In thousands)	2016	2015	Change
Cost of operations	$18,754	$6,104	$12,650
Cost of operations - affiliate	13,566	6,753	6,813
Total cost of operations	$32,320	$12,857	$19,463
Cost of operations increased $12.7 million during the nine months ended September 30, 2016, compared to the same period in 2015, due to:

(In thousands)	Solar	Wind	Total
Existing power plants	$(3,729)	$18,555	$14,826
Power plants acquired from a 3rd party	168	(2,308)	(2,140)
Power plants achieving commercial operation	(36)	—	(36)
Total change	$(3,597)	$16,247	$12,650
Cost of operations - affiliate increased $6.8 million during the nine months ended September 30, 2016, compared to the same period in 2015, due to:

(In thousands)	Solar	Wind	Total
Existing power plants	$11,781	$1,173	$12,954
Power plants acquired from a 3rd party	(123)	(3,657)	(3,780)
Power plants achieving commercial operation	(2,361)	—	(2,361)
Total change	$9,297	$(2,484)	$6,813
General and Administrative Expense
General and administrative expense for the nine months ended September 30, 2016 and 2015 were as follows:

	Nine Months Ended September 30,
(In thousands)	2016	2015	Change
General and administrative	$1,644	$7,819	$(6,175)
General and administrative - affiliate	39,080	13,154	25,926
Total general and administrative expense	$40,724	$20,973	$19,751
General and administrative expense decreased by $6.2 million for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015, and general and administrative - affiliate expense increased by $25.9 million for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015. The decrease in general and administrative expenses from 2015 to 2016 was primarily due to a decrease in corporate costs incurred by the Company following the IPO and entrance into the MSA, as compared to the corporate costs incurred by the Predecessor prior to the IPO. The general and administrative - affiliate expense increased compared to the prior period due to increased restructuring and advisory expenditures as a result of the SunEdison Bankruptcy and costs related to standalone organization setup.
Acquisition, Formation and Related Costs
Acquisition, formation and related costs totaled $10.2 million for the nine months ended September 30, 2016. These costs were related to the acquisitions terminated, completed or pending completion as of September 30, 2016. There were $28.5 million in costs incurred during the nine months ended September 30, 2015.
Depreciation, Accretion and Amortization
Depreciation, accretion and amortization expense increased from $12.8 million for the nine months ended September 30, 2015 to $41.0 million in the nine months ended September 30, 2016 due to additional power plants achieving commercial operation and additional power plants acquired compared to the same period last year.
(Gain) Loss on Extinguishment of Debt, net
Gain on the extinguishment of debt increased from a loss of $1.8 million for the nine months ended September 30, 2015 to a gain of $5.7 million for the nine months ended September 30, 2016. This increase was primarily due to the gain related to the Senior Notes repurchased during January 2016 combined with additional prepayments and terminations of project-level indebtedness related to several power plants during 2016 compared to the nine-month period ended September 30, 2015.

Interest Expense, net
Interest expense, net was $95.8 million and $84.6 million for the nine months ended September 30, 2016 and 2015, respectively, an increase of $11.2 million. The increase was primarily due to interest amortization of deferred financing costs under the Senior Notes issued during the third quarter of 2015. We received an equity contribution of $11.0 million in cash from SunEdison in connection with SunEdison's payment obligation under the Interest Payment Agreement during the nine months ended September 30, 2016.

	Nine Months Ended September 30,
(In thousands)	2016	2015	Change
Corporate level	$66,260	$47,517	$18,743
Project-level:
Solar	31,813	35,216	(3,403)
Wind	(2,276)	1,854	(4,130)
Total interest expense, net	$95,797	$84,587	$11,210
(Gain) Loss on Foreign Currency Exchange, net
Net gain on foreign currency exchange was $22.0 million for the nine months ended September 30, 2016 compared to a loss of $28.3 million for the nine months ended September 30, 2015, a change of $50.3 million. This change is primarily due to new hedging activities initiated as of the IPO.
During the nine months ended September 30, 2016, we realized a net loss of $36.9 million on foreign currency forward contracts that matured during that year resulting from the devaluation of the Brazilian real, Chinese yuan renminbi, Indian rupee, Malaysian ringgit, South African rand and Thai baht as compared to the U.S. dollar.  This $36.9 million net loss is attributed as: (i) a net loss of $40.7 million on forward contracts associated with cash generated by foreign subsidiaries; and (ii) a net gain of $3.8 million on forward contracts that hedge the purchase of foreign currencies for investments in acquisitions and debt extinguishments.
The foreign currency net loss relating to investments in power plants is partially offset by the lower cost associated with certain acquisitions and debt extinguishments. The fair value of our outstanding currency forward contracts was a net liability of $15.2 million as of September 30, 2016.

Other Income (Loss), net
Other income, net was $19.8 million for the nine months ended September 30, 2016 compared to $3.1 million loss for the same period in 2015. This increase was primarily due to the sale of certain development assets related to NPS Star and with liquidated damages received by power plants in South Africa.
Income Tax Provision
The income tax expense was $5.0 million for the nine months ended September 30, 2016, compared to an immaterial income tax benefit for the nine months ended September 30, 2015. For the nine months ended September 30, 2016, the overall effective tax rate was different than the statutory rate of 35.0% primarily due to the release of a valuation allowance on certain tax benefits attributed to foreign jurisdictions, tax holiday benefits in foreign jurisdictions and taxes on non-operating activities.
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
               Additionally, covenant defaults may occur in the future under the Company’s Revolver and the indenture governing our Senior Notes in the event of further delays in the filing of our periodic reports with the SEC and potential violation of financial covenants. There can be no assurance that we will be able to file our periodic reports (including our Form 10-K for the year ended December 31, 2016 and our Form 10-Q for the quarter ended March 31, 2017 or any quarters thereafter) with the SEC within the periods currently required under our Revolver and the indenture governing our Senior Notes. The Revolver also contains financial covenants that the Company is required to meet on a quarterly basis, and management projections indicate that the Company could violate the Revolver’s debt service coverage covenant during 2017 which, if the Revolver is not amended or terminated, could cause a default under the Revolver and, depending on the outstanding amount under the Revolver at the time of such default, a cross-default on the Senior Notes.
The Company is continuing its efforts to regain compliance with Nasdaq’s continued listing requirements with respect to its delayed SEC periodic reports, with significant progress made by its Form 10-K for the year ended December 31, 2015 and its Form 10-Q for the first quarter of 2016 in December 2016 and by filing its Form 10-Q for the second quarter of 2016 in January 2017. However, due to the time and resources required to complete all steps and tasks necessary to finalize its financial statements and other disclosures required to be in its Form 10-K for the year ended December 31, 2016 (the “2016 10-K”), and the Company currently does not expect to be able to file the 2016 10-K before the SEC filing deadline in March 2017. The Company continues to work to complete, as soon as practicable, all steps and tasks necessary to finalize the Company’s financial statements and other disclosures required to be in the 2016 10-K. There can be no assurance that the Company’s future periodic reports will not be delayed for similar reasons. Continued delays in the filing of the Company’s periodic reports with the SEC could have a material adverse effect on the Company. See “Continued delays in the filing of our periodic reports with the SEC, as well as further delays in the preparation of audited financial statements at the project level, could result in the delisting of our Class A common stock or have a material adverse effect.” in Part II, Item 1A of this quarterly report on Form 10-Q for additional information.

               There can be no assurance that our lenders will agree to further extensions of financial statement filing dates or amendments to relevant covenants on acceptable terms or at all. As of February 17, 2017, the Revolver is undrawn, and in the event we are not able to cure or secure a waiver for a default under the Revolver, the Company’s available liquidity is sufficient to allow for the Revolver to be terminated, which would also avoid a cross-default on the Senior Notes. However, a default on the Senior Notes would permit the trustee or the holders of at least 25% in aggregate principal amount of notes outstanding to accelerate the Senior Notes.  The Company would likely not have sufficient liquidity to meet this obligation, which could have a material adverse effect on our business, results of operations, financial condition and ability to pay dividends. A default under the indenture governing our Senior Notes would also result in a cross-default under the Revolver that would permit the lenders holding more than 50% of the aggregate exposure under the Revolver to accelerate any outstanding principal amount of loans, terminate any outstanding letter of credit and terminate the outstanding commitments under our Revolver.
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
Liquidity Position
Total liquidity as of December 31, 2016 was approximately $0.7 billion, comprised principally of unrestricted cash and cash equivalents. The unrestricted cash and cash equivalents balance as of December 31, 2016 is comprised of $550.1 million and $129.3 million unrestricted cash and cash equivalents at the corporate and project level, respectively. Unrestricted cash held at our project companies is available for project expenses but not available for corporate use. Total corporate liquidity excludes availability under the Revolver. As discussed under Note 8 - Long-term Debt above, on September 2, 2016, Global Operating LLC entered into a second supplemental indenture to the indenture governing the Senior Notes, under which Global Operating LLC agreed to repay the borrowing currently outstanding (other than the outstanding letters of credit) under the Revolver, as well as to restrictions on the ability of Global Operating LLC to further borrow under the Revolver until the earlier of March 8, 2017 or such time as SunEdison and its subsidiaries (other than the Company, TerraForm Power, Inc. and their respective subsidiaries) have disposed of all or substantially all of their equity interests in the Company and an offer has been made to repurchase the Senior Notes at a purchase price in cash at least equal to 101% of the applicable principal amount, plus accrued and unpaid interest and additional interest, if any, to the repurchase date (or a binding agreement to make such an offer has been entered into). As a result, the $350.0 million of availability under our Revolver is not included in our liquidity position as of December 31, 2016. Management believes that the Company’s liquidity position and cash flows from operations will be adequate to finance operating and maintenance capital expenditures, service debt and other liquidity commitments. Management continues to regularly monitor the Company’s ability to finance the needs of the operating, financing and investing activities of our business in light of current conditions affecting us and within the dictates of prudent balance sheet management.
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
Uses of Liquidity
Our principal requirements for liquidity and capital resources, other than for operating our business, can generally be categorized by the following: (i) debt service obligations; (ii) funding acquisitions, if any; and (iii) if and when declared by the Company, cash dividends to stockholders. Generally, once commercial operation is achieved, solar and wind power plants do not require significant capital expenditures to maintain operating performance. As of September 30, 2016, the cash consideration to be paid on account of our pending BioTherm acquisition was $9.3 million.
In addition, in April 2016, we used an additional $23.6 million to repay in full the project level indebtedness of the NSM 24 power plant in India. Prior to this repayment, the Company was in default on this project level indebtedness; however, a waiver had been obtained through December 31, 2016. On September 8, 2016, the Company repaid the $135.0 million balance on the Revolver.
Debt Service Obligations
The aggregate amounts of payments on long-term debt due after September 30, 2016 are as follows:

(In thousands)	Maturities
Maturities of long-term debt:	Within 1 Year	Year 1 through Year 2	Year 2 through Year 3	Year 3 through Year 4	Year 4 through Year 5	Thereafter	Total
Corporate	—	—	—	—	—	752,475	752,475
Project level	14,176	8,809	11,099	16,030	19,088	286,277	355,479
Total debt	14,176	8,809	11,099	16,030	19,088	1,038,752	1,107,954
Certain of our project level financing agreements contain provisions that provide the lenders with the right to accelerate debt maturity as a result of non-compliance with loan covenants. Therefore, these debt balances were reclassified from long-term to current as of September 30, 2016. We are currently working with the applicable project lenders to obtain waivers and/or forbearance agreements as we seek to cure such defaults; however, no assurances can be given that such waivers and/or forbearance agreements will be obtained.

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
Upon expiration of the distribution forbearance period applicable to the Class B common stock that were issued to SunEdison at the time of our IPO, Global LLC will be entitled to set off any amounts owing by SunEdison pursuant to the Interest Payment Agreement against any and all amounts owed by Global LLC to SunEdison under the distribution provisions of the Global LLC Operating Agreement, and Global LLC may pay such amounts to Global Operating LLC. For the nine months ended September 30, 2016, SunEdison paid Global LLC $41.2 million, which related to interest payments on the Senior Notes. SunEdison was not required to contribute capital in cash to fund interest on the Senior Notes or credit facility payments during the year ended December 31, 2015.
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
Cash Dividends to Investors
If and when we believe it is prudent to do so, we intend to cause Global LLC to distribute to its unit-holders in the form of a quarterly distribution a portion of the cash available for distribution that is generated each quarter after appropriate reserves for our working capital needs and the prudent conduct of our business. In turn, we expect to use the amount of cash available for distribution that we receive from such distribution to pay quarterly dividends to the holders of our Class A common stock. The cash available for distribution is likely to fluctuate from quarter to quarter and in some cases significantly if any power plants experience higher than normal downtime as a result of equipment failures, electrical grid disruption or curtailment, weather disruptions or other events beyond our control. We expect our dividend payout ratio to vary as we intend to maintain or increase our dividend despite variations in our cash available for distribution from period to period. The amount of cash available for distribution from period to period may also be adversely affected by other factors, such as SunEdison’s failure to perform substantially as obligated under its agreements with us, including the Interest Payment Agreement. As a result of the notice from SunEdison purporting to terminate the Interest Payment Agreement in July 2016, we do not expect SunEdison to perform under the Interest Payment Agreement going forward, including its obligation to pay to us up to an aggregate amount of $40.0 million in 2017, $30.0 million in 2018, $20.0 million in 2019 and $10.0 million in 2020, plus any interest due on any payment not remitted when due. See “Liquidity and Capital Resources - Interest Payment Agreement” above. We also expect to incur higher costs as we transition away from our historic dependence on SunEdison for corporate, management, administrative, project and other services and perform these services ourselves or hire substitute providers. See “Consolidated Results of Operations Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015- General and Administrative Expense” above. In addition, our exploration of strategic alternatives involves certain risks and uncertainties, which may, among other things, disrupt our business or adversely impact our revenue, operating results and financial condition. For additional information on these and other factors that may adversely affect the amount of cash available for distribution and, in turn, our ability to pay any dividend in future periods, see “Item 1A. Risk Factors - Risks Inherent in an Investment in TerraForm Global, Inc. - We may not be able to pay comparable or growing cash dividends to holders of our Class A common stock in the future” in our Annual Report on Form 10-K for the year ended December 31, 2015, which was filed on December 21, 2016. Please refer to the disclosures included elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2015, which was filed on December 21, 2016 (including disclosures under Item 1A. Risk Factors), our Quarterly Report on Form 10-Q for the period ended June 30, 2016, which was filed on January 31, 2017 and this quarterly report on Form 10-Q for additional information about the adverse impact of the SunEdison Bankruptcy on us and other risks and uncertainties we face.
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

In addition, the covenants contained in the indenture governing our Senior Notes limit our ability to pay dividends and make certain investments and other restricted payments. Moreover, until such time as we publicly announce an M&A transaction meeting certain criteria, the indenture governing our Senior Notes imposes even tighter limits on restricted payments, and also limits our ability to make ordinary course investments in assets as well as our ability to make payments to settle litigation. Certain of such provisions will survive the announcement of an M&A transaction and will continue to apply to the Company to the extent the indenture governing the Senior Notes remains in place following an M&A transaction.

Cash Flow Discussion
We use traditional measures of cash flow, including net cash provided by operating activities, net cash used in investing activities and net cash provided by (used in) financing activities to evaluate our periodic cash flow results.
Nine Months Ended September 30, 2016 Compared to nine Months Ended September 30, 2015
The following table reflects the changes in cash flows for the comparative periods:

	Nine Months Ended September 30,
(In thousands)	2016	2015	Change
Net cash used in operating activities	$(28,196)	$(18,038)	$(10,158)
Net cash used in investing activities	(21,839)	(484,632)	462,793
Net cash (used in)/provided by financing activities	(183,994)	1,461,615	(1,645,609)
Net Cash Used in Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2016 was $28.2 million, compared to net cash used in operating activities for the nine months ended September 30, 2015 of $18.0 million. The increase in net cash used in operations of $10.2 million was mostly driven by increased operating costs paid due to additional power plants reaching operation during the nine months ended September 30, 2016, and an increase in general and administrative - affiliate expenses following the SunEdison bankruptcy.
Net Cash Used in Investing Activities
Net cash used in investing activities for the nine months ended September 30, 2016 was $21.8 million, compared to net cash used in investing activities for the nine months ended September 30, 2015 of $484.6 million. The decrease in net cash used in investing activities of $462.8 million was driven by a decrease in capital expenditures, acquisitions, and deposits on investment from 2015 to 2016 of $31.7 million, $231.2 million, and $84.1 million respectively.
Net Cash (Used in)/ Provided by Financing Activities
Net cash used in financing activities for the nine months ended September 30, 2016 was $184.0 million and net cash provided by financing activities for the nine months ended September 30, 2015 was $1,461.6 million. The decrease in net cash provided by financing activities of $1,645.6 million was driven by the net $407.1 million borrowed for project debt financing and $151.2 million borrowed under the Company's pre-IPO bridge facility in 2015. On top of this, $135.0 million was used to repay the Revolver, $35.4 million was used to repurchase Senior Notes, and $30.7 million was used to pay dividends in the nine months ended September 30, 2016.
Off-Balance Sheet Arrangements
As of December 31, 2015 the Company had issued a letter of credit for $0.5 million under the terms of the Revolver in support of the Alto Cielo acquisition, which expired in August of 2016. In August of 2016, the Company issued another letter of credit for $0.4 million under the terms of the Revolver to further support the Alto Cielo acquisition, which remained outstanding as of September 30, 2016.

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
Some of the important factors that could cause actual results to differ materially from our expectations, or cautionary statements, are listed below and further disclosed in the Company’s other filings with the SEC from time to time, including without limitation the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, which was filed on December 21, 2016 and the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2016, which was filed on January 31, 2017:

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
Interest Rate Risk
As of September 30, 2016, our corporate level debt consisted of the Senior Notes (fixed rate). The estimated fair value of our corporate level debt was $788.9 million and the outstanding amount of our corporate level debt was $752.5 million. We estimate that a 100 bps, or 1.0%, increase or decrease in market interest rates for this debt would have decreased or increased the fair value of our long-term debt by $38.9 million.
As of September 30, 2016, our project level debt was at both fixed and variable rates. We have entered into interest rate derivatives to swap certain of our variable rate project level debt to a fixed rate. Although we intend to use hedging strategies to mitigate our exposure to interest rate fluctuations, we may not hedge all of our interest rate risk and, to the extent we enter into interest rate hedges, our hedges may not necessarily have the same duration as the associated indebtedness. Our exposure to interest rate fluctuations will depend on the amount of indebtedness that bears interest at variable rates, the time at which the interest rate is adjusted, the amount of the adjustment, our ability to prepay or refinance variable rate indebtedness when fixed rate debt matures and needs to be refinanced and hedging strategies we may use to reduce the impact of any increases in rates. We estimate that a hypothetical 50 bps, or 0.5%, increase or decrease in our variable interest rates pertaining to interest rate swaps would have decreased or increased the fair value of the swaps respectively by $6.5 million and $6.7 million for the quarter ended September 30, 2016.
Foreign Currency Risk
During the periods ended September 30, 2016 and December 31, 2015, all of our revenues were generated outside of the United States in Brazilian real, Chinese yuan renminbi, Indian rupee, Malaysian ringgit, South African rand and Thai baht, and were translated into the U.S. dollar, which is our reporting currency. Substantially all of the PPAs, operating and maintenance agreements, financing agreements and other contractual arrangements in our current portfolio are denominated in Brazilian real, Chinese yuan renminbi, Indian rupee, Malaysian ringgit, South African rand, and Thai baht.

We use currency forward contracts in certain instances to mitigate the financial market risks of fluctuations in foreign currency exchange rates. We manage our foreign currency exposures through the use of these currency forward contracts to reduce risks arising from the change in fair value of certain assets and liabilities denominated in foreign currencies. The objective of these practices is to minimize the impact of foreign currency fluctuations on our operating results. We estimate that a hypothetical 100 bps, or 1.0%, increase and decrease in foreign exchange rates would have the following impacts on our earnings for the nine months ended September 30, 2016:

	Nine Months Ended September 30, 2016
(In thousands)	-100 BPS	+100 BPS
Brazilian real	(828.1)	813.1
Chinese yuan renminbi	(303.8)	297.9
Indian rupee	(726.7)	713.0
Malaysian ringgit	(69.7)	68.3
South African rand	(308.7)	303.0
Thai baht	(108.6)	106.4
Total	(2,345.6)	2,301.7
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
Additionally, covenant defaults may occur in the future under the Company’s Revolver and the indenture governing our Senior Notes in the event of further delays in the filing of our periodic reports with the SEC and potential violation of financial covenants. There can be no assurance that we will be able to file our periodic reports (including our Form 10-K for the year ended December 31, 2016 and our Form 10-Q for the quarter ended March 31, 2017 or any quarters thereafter) with the SEC within the periods currently required under our Revolver and the indenture governing our Senior Notes. The Revolver also contains financial covenants that the Company is required to meet on a quarterly basis, and management projections indicate that the Company could violate the Revolver’s debt service coverage covenant during 2017 which, if the Revolver is not amended or terminated, could cause a default under the Revolver and, depending on the outstanding amount under the Revolver at the time of such default, a cross-default on the Senior Notes.
There can be no assurance that our lenders will agree to further extensions of financial statement filing dates or amendments to relevant covenants on acceptable terms or at all. As of February 17, 2017, the Revolver is undrawn, and in the event we are not able to cure or secure a waiver for a default under the Revolver, the Company’s available liquidity is sufficient to allow for the Revolver to be terminated, which would also avoid a cross-default on the Senior Notes. However, a default on the Senior Notes would permit the trustee or the holders of at least 25% in aggregate principal amount of notes outstanding to accelerate the Senior Notes. The Company would likely not have sufficient liquidity to meet this obligation, which could have a material adverse effect on our business, results of operations, financial condition and ability to pay dividends. A default under the indenture governing our Senior Notes would also result in a cross-default under the Revolver that would permit the lenders holding more than 50% of the aggregate exposure under the Revolver to accelerate any outstanding principal amount of loans, terminate any outstanding letter of credit and terminate the outstanding commitments under our Revolver.
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

Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
As disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015, which was filed on December 21, 2016, management identified material weaknesses in the Company’s internal control over financial reporting. We carried out an evaluation as of September 30, 2016, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were ineffective as of September 30, 2016 due to previously identified material weaknesses, which continued to exist as of September 30, 2016.
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
Item 1A. Risk Factors.
Our Annual Report on Form 10-K for the year ended December 31, 2015, which was filed on December 21, 2016, includes a detailed discussion of the risks we face. The information set forth below updates, and should be read in conjunction with, the risk factors discussed under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015 and our Quarterly Report on Form 10-Q for the period ended June 30, 2016. These risks could materially and adversely affect our business, financial condition and results of operations. You should carefully consider these risk factors and the information set forth elsewhere in this quarterly report.
Continued delays in the filing of our periodic reports with the SEC, further delays in the preparation of audited financial statements at the project level and delay in holding the Company’s 2016 annual meeting of stockholders could result in the delisting of our Class A common stock or have a material adverse effect.

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

By filing this Form 10-Q for the third quarter of 2016, the Company has completed the filing of all of its previously outstanding periodic reports. However, due to the time and resources required to complete its delayed SEC periodic reports, including its Form 10-K for the year ended December 31, 2015 and its Forms 10-Q for the first, second and third quarters of 2016, the Company has experienced delays in its ongoing efforts to complete all steps and tasks necessary to finalize financial statements and other disclosures required to be in its Form 10-K for the year ended December 31, 2016 and subsequent quarterly reports. The Company currently does not expect to be able to file the 2016 10-K by the SEC filing deadline in March 2017 or its Form 10-Q for the first quarter of 2017 by the SEC filing deadline in May 2017. The Company continues to work to complete, as soon as practicable, all steps and tasks necessary to finalize the Company’s financial statements and other disclosures required to be included in its periodic filings with the SEC. There is no assurance that the Company’s future periodic reports will not be delayed for similar reasons. There is no assurance that we will be able to obtain extensions from Nasdaq to regain compliance with Nasdaq’s continued listing requirements with respect to the 2016 10-K, the Form 10-Q for the first quarter of 2017 and any other delayed periodic report. If we fail to obtain such extensions from Nasdaq, our Class A common stock would likely be delisted from the Nasdaq Global Select Market. Delisting could materially and negatively impact, among other things, the trading price of our Class A common stock and the depth and liquidity of the market for our Class A common stock.

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

The indenture governing the Senior Notes requires the Company to deliver audited financial statements for the year ended December 31, 2016 and quarterly report for the quarter ended March 31, 2017 no later than 60 days following the date required by the SEC's rules and regulations (including extensions thereof), with a 90-day grace period upon written notice from the trustee or the requisite holders of the Senior Notes in accordance with the indenture governing the Senior Notes. Global Operating LLC received a notice of default, dated January 17, 2017, from the trustee under the indenture governing the Senior Notes with respect to the failure of Global Operating LLC to comply with its obligations under the indenture governing the Senior Notes to timely furnish the Company's Form 10-Q for the third quarter of 2016. However, no event of default under the indenture governing the Senior Notes occurred with respect to the Company’s Form 10-Q for the third quarter of 2016 because such Form 10-Q was filed before April 18, 2017. If an event of default occurs under the indenture governing the Senior Notes, the trustee or the holders of at least 25% in aggregate principal amount of notes outstanding could accelerate the Senior Notes.

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

TERRAFORM GLOBAL, INC.

		By:	/s/ Rebecca J. Cranna
Date:	February 17, 2017		Name:	Rebecca J. Cranna
			Title:	Executive Vice President and Chief Financial Officer (Principal financial officer)

EXHIBIT INDEX

Number	Description
10.1
Second Supplemental Indenture, dated as of September 2, 2016, among TerraForm Global Operating, LLC, as issuer, the Guarantors party thereto and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on September 2, 2016).

10.2
Fourth Amendment to Credit and Guaranty Agreement, dated as of September 13, 2016, by and among TerraForm Global Operating, LLC, the other credit parties party thereto, Goldman Sachs Bank USA, as a lender and as administrative agent and the other lenders party thereto (incorporated by reference to Exhibit 10.4. to the Registrant’s Annual Report on Form 10-K filed on December 21, 2016).

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