Form 10-Q
period 2017-03-31
TERRAFORM GLOBAL, INC.
filed 2017-06-27
CIK 1620702

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _____________________________________________________________________________
FORM 10-Q
 _____________________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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

TerraForm Global, Inc. and Subsidiaries
Table of Contents
Form 10-Q

PART I - Financial Information

Item 1. Financial Statements

TERRAFORM GLOBAL, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended March 31,
	2017	2016
Operating revenues, net	$56,484	$47,686
Operating costs and expenses:
Cost of operations	11,339	10,232
General and administrative	18,969	10,184
Acquisition, formation and related costs	—	10,005
Depreciation, accretion and amortization	15,101	14,572
Total operating costs and expenses	45,409	44,993
Operating income	11,075	2,693
Other expense (income):
Loss (gain) on extinguishment of debt	6,767	(6,261)
Interest expense, net	30,489	33,663
Gain on foreign currency exchange	(21,642)	(12,349)
Other income, net	(5,051)	(6,970)
Total other expenses, net	10,563	8,083
Income (loss) before income tax expense	512	(5,390)
Income tax expense	2,465	858
Net loss	(1,953)	(6,248)
Less: loss attributable to non-controlling interests	(240)	(1,616)
Net loss attributable to TerraForm Global, Inc. Class A common stockholders	$(1,713)	$(4,632)

Weighted average number of shares:
Class A common stock - Basic and Diluted	113,255,983	106,855,764
Loss per share:
Class A common stock - Basic and Diluted	$(0.02)	$(0.04)
See accompanying notes to unaudited condensed consolidated financial statements.

TERRAFORM GLOBAL, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Three Months Ended March 31,
	2017	2016
Net loss	$(1,953)	$(6,248)
Other comprehensive income (loss):
Net foreign currency translation adjustments	12,581	4,561
Net unrealized loss on hedging instruments	(1,776)	(14,464)
Other comprehensive income (loss), net of tax	10,805	(9,903)
Total comprehensive income (loss)	8,852	(16,151)
Less: Comprehensive loss attributed to non-controlling interest:
Net loss	(240)	(1,616)
Net foreign currency translation adjustments	5,948	1,845
Net unrealized loss on hedging instruments	(1,189)	(9,692)
Comprehensive income (loss) attributed to non-controlling interest	4,519	(9,463)
Comprehensive income (loss) attributed to Class A common stockholders	$4,333	$(6,688)
See accompanying notes to unaudited condensed consolidated financial statements.

TERRAFORM GLOBAL, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	March 31,	December 31,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$649,491	$680,893
Current portion of restricted cash, including consolidated variable interest entities of $69,948 in 2017 and $64,786 in 2016	82,593	79,294
Accounts receivable, net	37,816	37,596
Prepaid expenses and other current assets, including consolidated variable interest entities of $77,616 in 2017 and $85,501 in 2016	93,377	102,555
Total current assets	863,277	900,338
Power plants, net, including consolidated variable interest entities of $392,719 in 2017 and $431,686 in 2016	1,400,477	1,355,362
Restricted cash	15,192	16,482
Intangible assets, net, including consolidated variable interest entities of $58,898 in 2017 and $56,077 in 2016	86,113	82,450
Deposit for acquisitions, net	46,991	48,274
Other assets	42,350	45,373
Total assets	$2,454,400	$2,448,279
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt, including consolidated variable interest entities of $318,655 in 2017 and $314,928 in 2016	$331,467	$327,459
Accounts payable	14,449	12,009
Accrued expenses and other current liabilities, including consolidated variable interest entities of $48,172 in 2017 and $44,633 in 2016	101,664	119,179
Due to affiliates, net	9,835	16,084
Total current liabilities	457,415	474,731
Long-term debt, less current portion	760,502	758,609
Asset retirement obligations	11,064	10,310
Other long-term liabilities including consolidated variable interest entities of $51,488 in 2017 and $5,813 in 2016	6,698	6,810
Deferred tax liabilities, including consolidated variable interest entities of $35,762 in 2017 and $40,817 in 2016	55,385	52,106
Total liabilities	1,291,064	1,302,566
Stockholders’ Equity:
Preferred stock, par value $0.01 per share, 50,000,000 shares authorized, no shares issued and outstanding at March 31, 2017 or December 31, 2016	—	—
Class A common stock, par value $0.01 per share, 2,750,000,000 shares authorized, 112,848,950 shares issued and outstanding at March 31, 2017, 113,253,681 shares issued and outstanding at December 31, 2016	1,128	1,132
Class B common stock, par value $0.01 per share, 200,000,000 shares authorized, 61,343,054 shares issued and outstanding at March 31, 2017 and December 31, 2016	613	613
Class B1 common stock, par value $0.01 per share, 550,000,000 shares authorized, no shares issued or outstanding at March 31, 2017 or December 31, 2016	—	—
Treasury stock	(4,766)	(4,739)
Additional paid-in capital	956,911	940,405
Accumulated deficit	(267,955)	(266,242)
Accumulated other comprehensive income	18,165	12,119
Total TerraForm Global, Inc. stockholders’ equity	704,096	683,288
Non-controlling interests	459,240	462,425
Total stockholders’ equity	1,163,336	1,145,713
Total liabilities and stockholders’ equity	$2,454,400	$2,448,279
See accompanying notes to unaudited condensed consolidated financial statements.

TERRAFORM GLOBAL, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands, except per share data)

	Controlling Interests													Non-controlling Interests
	Net SunEdison Investment	Class A Common Stock		Class B Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)				Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)		Total Stockholders’ Equity
		Shares	Amount	Shares	Amount	Shares	Amount				Total		Capital			Total
Balance at December 31, 2015	$—	114,630,318	$1,146	61,343,054	$613	5,244	$(28)	$923,740	$(213,210)	$(11,181)	$701,080	—	$609,225	$(117,975)	$(9,678)	$481,572	$1,182,652
Class A shares forfeited on termination of employment	—	(1,376,637)	(14)	—	—	—	—	14	—	—	—		—	—	—	—	—
Treasury Shares	—	—	—	—	—	253,604	(4,711)	—	—	—	(4,711)		—	—	—		(4,711)
Stock-based compensation	—	—	—	—	—	—	—	3,646	—	—	3,646		—	—	—	—	3,646
Net loss	—	—	—	—	—	—	—	—	(53,032)	—	(53,032)		—	(25,466)	—	(25,466)	(78,498)
Net SunEdison Investment	—	—	—	—	—	—	—	—	—	—	—		39,170	—	—	39,170	39,170
Other comprehensive loss	—	—	—	—	—	—	—	—	—	23,300	23,300		—	—	11,378	11,378	34,678
Dividends paid	—	—	—	—	—	—	—	(30,674)	—	—	(30,674)		—	—	—	—	(30,674)
Dividends payable - SUNE Class B	—	—	—	—	—	—	—	—	—	—	—		(550)	—	—	(550)	(550)
Transfer of Equity interest from NCI to CI	—	—	—	—	—	—	—	14,781	—	—	14,781		(14,781)	—	—	(14,781)	—
Equity reallocation	—	—	—	—	—	—	—	28,898	—	—	28,898		(28,898)	—	—	(28,898)	—
Balance at December 31, 2016	$—	113,253,681	$1,132	61,343,054	$613	258,848	$(4,739)	$940,405	$(266,242)	$12,119	$683,288		$604,166	$(143,441)	$1,700	$462,425	$1,145,713
Class A shares forfeited on termination of employment	—	(422,531)	(4)	—	—	—	—	4	—	—	—	—	—	—	—	—	—
Class A shares - RSUs Vested	—	17,800	—	—	—	—	—	—	—	—	—		—	—	—	—	—
Treasury Shares	—	—	—	—	—	5,773	(27)	—	—	—	(27)	—	—	—	—	—	(27)
Stock-based compensation	—	—	—	—	—	—	—	1,038	—	—	1,038	—	—	—	—	—	1,038
Net loss	—	—	—	—	—	—	—	—	(1,713)	—	(1,713)	—	—	(240)	—	(240)	(1,953)
Net SunEdison Investment	—	—	—	—	—	—	—	5,258	—	—	5,258	—	2,502	—	—	2,502	7,760
Other comprehensive loss	—	—	—	—	—	—	—	—	—	6,046	6,046	—	—	—	4,759	4,759	10,805
Transfer of Equity interest from NCI to CI	—	—	—	—	—	—	—	11,740	—	—	11,740	—	(11,740)	—	—	(11,740)	—
Equity reallocation	—	—	—	—	—	—	—	(1,534)	—	—	(1,534)	—	1,534	—	—	1,534	—
Balance at March 31, 2017	$—	112,848,950	$1,128	61,343,054	$613	264,621	$(4,766)	$956,911	$(267,955)	18,165	$704,096		$596,462	$(143,681)	$6,459	$459,240	$1,163,336
See accompanying notes to unaudited condensed consolidated financial statements.

TERRAFORM GLOBAL, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities:
Net loss	$(1,953)	$(6,248)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of deferred financing costs	427	893
Depreciation, amortization and accretion	15,101	14,572
Stock-based compensation expense	1,038	1,107
Change in fair value of interest rate swaps	652	3,362
Loss on disposal of property	885	—
Loss (gain) on extinguishment of debt	6,767	(6,261)
Unrealized gains on foreign currency, net	(24,807)	(11,439)
Deferred tax expense (benefit)	1,524	(1,175)
Other non-cash items	(367)	—
Changes in assets and liabilities:
Accounts receivable	1,794	661
Prepaid expenses and other current assets	17,819	7,254
Accounts payable, accrued expenses, and other current liabilities	(25,778)	(12,507)
Due to/from affiliates, net	(6,288)	2,553
Net cash used in operating activities	(13,186)	(7,228)
Cash flows from investing activities:
Capital expenditures	(3,314)	(33,231)
Change in restricted cash	1,968	44,539
Cash acquired upon FERSA consolidation	—	9,031
Returns from BioTherm escrow and deposits	2,430	3,775
Net cash provided by investing activities	1,084	24,114
Cash flows from financing activities:
Repayments of the Senior Notes	—	(35,441)
Repayments of system debt financing	(4,733)	(2,705)
Net SunEdison investment	—	45,991
Dividends paid	—	(30,674)
Net cash used in financing activities	(4,733)	(22,829)
Net decrease in cash and cash equivalents	(16,835)	(5,943)
Effect of exchange rate changes on cash and cash equivalents	(14,567)	5,135
Cash and cash equivalents at beginning of period	680,893	922,318
Cash and cash equivalents at end of period	$649,491	$921,510
See accompanying notes to unaudited condensed consolidated financial statements.

TERRAFORM GLOBAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF OPERATIONS
Overview
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
The proposed Merger was approved by the Board of Directors of the Company (the “Board”), following the recommendation of the Corporate Governance and Conflicts Committee of the Board (the “Conflicts Committee”). Completion of the Merger is expected to occur, subject to satisfaction of closing conditions, in the second half of 2017.
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
Concurrently with the execution and delivery of the Merger Agreement, SunEdison and certain of its affiliates executed and delivered a voting and support agreement with Brookfield and TerraForm Global, Inc. (the “Voting and Support Agreement”) pursuant to which SunEdison agreed to vote or cause to be voted any shares of common stock of TerraForm Global, Inc. held by it or any of its controlled affiliates in favor of the Merger and to take certain other actions to support the consummation of the Merger and the other transactions contemplated by the Merger Agreement. The Voting and Support Agreement was approved by the bankruptcy court overseeing the SunEdison Bankruptcy (as defined below) on June 7, 2017.
The Merger Agreement includes a non-waivable condition to closing that the Merger Agreement and the transactions contemplated by the Merger Agreement be approved by holders of a majority of the outstanding Class A Shares, excluding all Class A Shares held by SunEdison or any of its affiliates (“SunEdison Class A Shares”) and Parent or any of its affiliates.
Closing of the Merger also is subject to certain other conditions, including the adoption of the Merger Agreement by the holders of a majority of the total voting power of the outstanding shares of common stock of TerraForm Global, Inc. entitled to vote on the Merger and receipt of certain regulatory approvals. The entry by the bankruptcy court overseeing the SunEdison Bankruptcy of orders authorizing and approving the entry by SunEdison (and, if applicable, SunEdison’s debtor affiliates) into the Settlement Agreement, the Voting and Support Agreement and any other agreement entered into in connection with the Merger or the other transactions contemplated by the Merger Agreement to which SunEdison or any other debtor will be a party (the “Bankruptcy Court Order”) is also a condition to the closing of the Merger. The bankruptcy court overseeing the SunEdison Bankruptcy entered the Bankruptcy Court Order on June 7, 2017 and this condition has been satisfied. In addition, Parent’s and Merger Sub’s obligations to consummate the Merger are subject to the requirement that certain litigation has been finally dismissed with prejudice or the settlement thereof has been submitted for court approval in a manner reasonably satisfactory to Parent pursuant to agreements or stipulations containing releases reasonably satisfactory to Parent, and all final approvals of courts or regulatory authorities required for the settlements and releases to become final, binding and enforceable; provided, however, that in no event will a settlement of certain claims made by Renova Energia, S.A. (“Renova”) include an aggregate payment by the Company of greater than $3.0 million (net of any amounts funded directly or indirectly by insurance proceeds). In the event that this condition has not been satisfied when all other conditions to closing are satisfied (other tha

n those that by their nature are satisfied or waived at closing), Parent and the Company have agreed to negotiate in good faith to adjust, or defer a portion of, the $5.10 in cash per Class A Share otherwise payable pursuant to the terms of the Merger Agreement so that this condition will be satisfied.
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
The Merger Agreement contains specified termination rights, including the right for each of the Company and Parent to terminate the Merger Agreement if the Merger is not consummated by December 6, 2017 (subject to a three-month extension under certain circumstances at the discretion of either the Company or Parent). The Merger Agreement provides for other customary termination rights for both the Company and Parent (including, for Parent, if the Board changes its recommendation in respect of the Merger) as more particularly set forth in the Merger Agreement. The Company is required to pay Parent a termination fee equal to $30.0 million following termination of the Agreement in the following circumstances: (i) the requisite stockholder approval has not been obtained by the termination date, and an alternative acquisition proposal to acquire the Company has been made or announced, and within 12 months of the termination of the Merger Agreement, the Company enters into a definitive agreement or consummates any alternative acquisition (as defined in the Merger Agreement), in such case, net of any expense fee paid by the Company to Parent in connection with the Merger; (ii) if either party terminates the Merger Agreement because the Bankruptcy Court Order has not been entered by the bankruptcy court by the date provided for such approval in the Settlement Agreement, and within 12 months of the termination of the Merger Agreement, the Company enters into a definitive agreement or consummates any alternative acquisition (as defined in the Merger Agreement), in such case, net of any expense fee paid by the Company to Parent in connection with the Merger; (iii) if either party terminates the Merger Agreement because the requisite stockholder approval has not been obtained or because the Agreement has not been consummated by the termination date, and at the time of termination, the Board has changed its recommendation in respect of the Merger; or (iv) if Parent terminates the Merger Agreement because the Board has made and not withdrawn a change of recommendation in respect of the Merger and at the time of Parent’s termination the Company has not obtained the requisite stockholder approval of the Merger or the Bankruptcy Court Order has not been entered by the bankruptcy court. In addition, if the Merger Agreement is terminated under certain circumstances, the Company has agreed to pay to Parent an $8.0 million expense reimbursement fee.
The representations, warranties and covenants of the Company contained in the Merger Agreement have been made solely for the benefit of Parent and Merger Sub. In addition, such representations, warranties and covenants (a) have been made only for purposes of the Merger Agreement, (b) have been qualified by confidential disclosures made to Parent and Merger Sub in connection with the Merger Agreement, (c) are subject to materiality qualifications contained in the Merger Agreement that may differ from what may be viewed as material by investors and (d) have been included in the Merger Agreement for the purpose of allocating risk among the contracting parties rather than establishing matters as facts. Accordingly, the representations, warranties and covenants in the Merger Agreement have been disclosed only to provide investors with information regarding the terms of the Merger Agreement, and not to provide investors with any other factual information regarding the Company or its business. Investors should not rely on the representations, warranties and covenants or any descriptions thereof as characterizations of the actual state of facts or condition of the Company or any of its subsidiaries or affiliates. Moreover, information concerning the subject matter of the representations and warranties may have changed after the date of the Merger Agreement and may continue to change in the future, which subsequent information may or may not be fully reflected in the Company’s public disclosures.
The Company's entry into the Merger Agreement, and its exploration of strategic alternatives generally, involve certain risks and uncertainties, which may, among other things, disrupt its business or adversely impact its revenue, operating results and financial condition. A change of control of the Company without the consent of the lenders under the Company’s corporate level revolving credit facility (the “Revolver”) would constitute an event of default under the Revolver and, pursuant to the indenture governing the Company's 9.75% Senior Notes due 2022 (the “Senior Notes”), would require TerraForm Global Operating, LLC, a wholly-owned subsidiary of Global LLC (“Global Operating LLC”), to offer to repurchase its outstanding Senior Notes at 101.0% of their principal amount, plus accrued and unpaid interest, if any, to the repurchase date. Additionally, the occurrence of such changes may trigger change of control provisions in certain of the Company’s Power Purchase Agreements (“PPAs”). There can be no assurance that the Company will be able to complete the Merger, and failure to complete the Merger may adversely impact its business.
The foregoing description of the Merger Agreement, the Voting and Support Agreement, the Renova Settlement Agreement and the Renova Letter Agreement does not purport to be complete and is subject to, and qualified in its entirety by, the full text of the Merger Agreement, the Voting and Support Agreement, the Renova Settlement Agreement and the Renova Letter Agreement.
SunEdison Bankruptcy and Settlement Agreement with SunEdison
The Company's controlling shareholder, SunEdison, Inc., and certain of its affiliates voluntarily filed for protection under Chapter 11 of the U.S. Bankruptcy Code on April 21, 2016 (the “SunEdison Bankruptcy”). As discussed elsewhere in the Company’s unaudited condensed consolidated financial statements and the notes thereto contained in this Quarterly Report on Form 10-Q, the SunEdison Bankruptcy may have a material adverse effect on the Company. No assurance can be given on the outcome of the SunEdison Bankruptcy or its impact on the Company. The Company’s Conflicts Committee is responsible for oversight and approval of the business and affairs of the Company relating to or involving SunEdison and any of its affiliates (other than the Company), including in connection with the SunEdison Bankruptcy. The matters described in this section entitled “SunEdison Bankruptcy and Settlement Agreement with SunEdison” and other matters that presented conflict of interest issues between the Company and SunEdison have been approved and authorized pursuant to this authority by those members of the Conflicts Committee in place at the time the applicable decision was made.
The Company is not a part of the SunEdison Bankruptcy and does not rely substantially on SunEdison for funding, liquidity, or operational or staffing support. The Company continues to participate actively in the SunEdison Bankruptcy proceedings, and the SunEdison Bankruptcy will continue to have a negative impact on the Company given its complex relationship with SunEdison.
During the SunEdison Bankruptcy, SunEdison has not performed substantially as obligated under its agreements with the Company, including under sponsorship arrangements consisting of the various corporate level agreements put in place at the time of the Company’s IPO (collectively, the “Sponsorship Arrangement”) and certain operation and maintenance ("O&M") and asset management arrangements. SunEdison’s failure to perform substantially as obligated under its agreements with the Company, including under the Sponsorship Arrangement, project level O&M and asset management agreements and other support agreements may have a material adverse effect on the Company. Despite these adverse effects, the Company operates its business without significant support from SunEdison pursuant to plans for transitioning away from reliance on SunEdison that the Company is in the process of implementing. These plans include, among other things, establishing stand-alone information technology, accounting and other critical systems and infrastructure, directly hiring the Company's employees, and retaining third parties to provide O&M and asset management services for the Company's power plants where the Company does not perform these services itself. In addition to the one-time costs of implementing a stand-alone organization, the Company will be adversely affected to the extent it is unsuccessful in implementing the relevant plans or the resulting ongoing long-term costs are higher than the costs the Company expected to incur with SunEdison as a sponsor.
The project level financing agreements for the Company’s two remaining levered power plants in India and its three power plants in South Africa contain provisions that provide the lenders with the right to accelerate debt maturity due to the

SunEdison Bankruptcy because SunEdison is an original sponsor of the project and/or a party to certain material project agreements, such as O&M and engineering, procurement and construction related contracts. In addition, certain audited financial statements at the project level were delayed and may be delayed again in the future. Future delays would create defaults at the project level for the Company's levered power plants. If not cured or waived, these defaults may restrict the ability of the project companies to make distributions to the Company and may provide the lenders with the right to accelerate debt maturity. However, neither the Revolver nor the indenture governing the Senior Notes includes an event of default provision triggered by the SunEdison Bankruptcy, and none of its power purchase agreements includes a provision that would permit the offtake counterparty to terminate the agreement as a result of the SunEdison Bankruptcy.
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
On March 6, 2017, the Company entered into a settlement agreement with SunEdison in connection with the SunEdison Bankruptcy and the Merger Agreement (the “Settlement Agreement”). The Settlement Agreement was approved by the bankruptcy court overseeing the SunEdison Bankruptcy on June 7, 2017; however, its effectiveness is conditional on the completion of the Brookfield Transaction. The Settlement Agreement contains certain terms to resolve the complex legal relationship between the Company and SunEdison, including, among other things, an allocation of the total consideration paid in connection with the Brookfield Transaction and, with certain exceptions, the full mutual release of all claims between SunEdison and its affiliated debtors and non-debtors, on the one hand, and the Company and its subsidiaries, on the other hand. Under the settlement terms, following the exchange of all of its Class B shares in TerraForm Global, Inc. and the Class B units in Global LLC for Class A Shares, SunEdison will receive consideration equal to 25.0% of the total consideration paid to all of the Company's shareholders, reflecting the settlement of intercompany claims and cancellation of incentive distribution rights. The remaining 75.0% of the consideration will be distributed to existing Class A shareholders. In addition, upon the effectiveness of the Settlement Agreement, with certain limited exceptions, all agreements between the Company and its subsidiaries, on the one hand, and SunEdison and its subsidiaries, on the other hand, including the agreements comprising the Sponsorship Arrangement, would be terminated. There can be no assurance that the Settlement Agreement will become effective, and such failure may adversely impact the Company's business. The foregoing description of the Settlement Agreement does not purport to be complete and is subject to, and qualified in its entirety by, the full text of the Settlement Agreement.
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

The Company believes that it has observed formalities and operating procedures to maintain its separate existence, that the Company's assets and liabilities can be readily identified as distinct from those of SunEdison and that the Company does not rely substantially on SunEdison for funding or liquidity and will have sufficient liquidity to support the Company's ongoing operations. The Company's contingency planning with respect to the SunEdison Bankruptcy has included and will include, among other things, establishing stand-alone information technology, accounting and other critical systems and infrastructure, directly hiring employees necessary to operate its business and establishing employee retention efforts, retaining third parties to provide O&M and asset management services for the Company's power plants where it does not perform these services itself and the pursuit of strategic alternatives.
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
There have also been covenant defaults under certain of the Company's project level financing arrangements, mainly because of delays in the delivery of project level audited financial statements and the SunEdison Bankruptcy, which resulted in defaults because SunEdison, Inc. and certain of its affiliates have been serving as O&M and asset management service providers or as guarantors under relevant contracts. The Company has been working diligently with its lenders to cure or waive instances of default, including through the completion of project level audits and the retention of replacement service providers. However, there can be no assurance that all remaining defaults will be cured or waived. All of the Company's project level financing arrangements are on a non-recourse basis, and therefore these defaults do not directly affect the financial position of the Company. However, if the remaining defaults are not cured or waived, this would continue to restrict the ability of the relevant project companies to make distributions to the Company, and may entitle certain project level lenders to demand repayment or enforce their security interests or other remedies.
Additionally, covenant defaults may occur in the future under the indenture governing the Company's 9.75% senior notes due 2022 (the “Senior Notes”) in the event of further delays in the filing of the Company’s periodic reports with the Securities and Exchange Commission (the “SEC”). There can be no assurance that the Company will be able to file its periodic reports with the SEC within the periods currently required under the indenture governing the Senior Notes or that holders of the Senior Notes will agree to any required extension of financial statement filing dates on acceptable terms or at all. A default on the Senior Notes would permit the trustee or the holders of at least 25.0% in aggregate principal amount of notes outstanding to accelerate the Senior Notes. The Company would likely not have sufficient liquidity to meet this obligation, which could have a material adverse effect on its business, results of operations, financial condition and ability to pay dividends.
The risk of substantive consolidation of the Company with SunEdison and inclusion in the SunEdison Bankruptcy, as well as the risk of future covenant defaults under the indenture governing the Senior Notes, raise substantial doubt about the Company’s ability to continue as a going concern.
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with SEC regulations for interim financial information. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America ("U.S. GAAP") for complete financial statements. The financial statements should be read in conjunction with the accounting policies and other disclosures as set forth in the notes to the Company’s annual financial statements for the year ended December 31, 2016, filed with the SEC on Form 10-K on June 15, 2017.
Certain solar power plants in the Company’s current portfolio have been contributed from SunEdison (also referred to as a “dropdown”) and are reflected in the accompanying unaudited condensed consolidated balance sheets at SunEdison’s historical cost. When power plants are contributed or acquired from SunEdison, the Company is required to recast its historical financial statements to reflect the assets and liabilities of the acquired power plants for the period such power plants were owned by SunEdison in accordance with rules applicable to transactions between entities under common control.

The accompanying unaudited condensed consolidated financial statements represent the results of TerraForm Global, Inc., which consolidates Global LLC through its controlling interest. Corporate expenses represent those costs allocated to the Company under the Management Services Agreement, as more fully described in Note 16 - Related Parties.
In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all material adjustments consisting of normal and recurring adjustments necessary to present fairly the Company’s unaudited condensed consolidated financial position as of March 31, 2017, and the results of operations, comprehensive income and cash flows for the three months ended March 31, 2017 and 2016.
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
In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which describes how an entity should assess its ability to meet obligations and sets rules for how this information should be disclosed in the financial statements. ASU 2014-15 provides accounting guidance that will be used along with existing auditing standards. ASU 2014-15 applies to all entities for the first annual period ending after December 15, 2016, and interim periods thereafter. The Company adopted ASU 2014-15 as of January 1, 2017 and this standard did not have a material effect on the Company's consolidated financial statements.
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
In March 2016, the FASB issued ASU 2016-05, Derivatives and Hedging (Topic 815), which clarifies that a change in one of the parties to a derivative contract (through novation) that is part of a hedge accounting relationship does not, by itself, require designation of that relationship, as long as all other hedge accounting criteria continue to be met. This standard is effective for annual and interim periods in fiscal years beginning after December 15, 2016, with early adoption permitted. The Company evaluated the standard and determined that it did not have a material effect on its consolidated financial statements.
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

On March 30, 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718), which is intended to improve the accounting for share-based payment transactions as part of the FASB’s simplification initiative. ASU 2016-09 changes seven aspects of the accounting for share-based payment award transactions, including but not limited to: (1) accounting for income taxes; (2) classification of excess tax benefits on the statement of cash flows; (3) forfeitures; (4) minimum statutory tax withholding requirements; and (5) classification of employee taxes paid on the statement of cash flows when an employer withholds shares for tax-withholding purposes. This standard is effective for annual and interim periods in fiscal years beginning after December 15, 2016, with early adoption permitted. The Company evaluated the standard and determined that it did not have a material effect on its consolidated financial statements.
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
In December 2016, the FASB issued ASU 2016-19, Technical Corrections and Improvements. The amendments cover a wide range of topics in the Accounting Standards Codification, including differences between original guidance and the Accounting Standards Codification, guidance clarification and reference corrections, simplification and minor improvements. The adoption of ASU 2016-19 is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2016. The Company evaluated the standard and determined that it did not have a material effect on its consolidated financial statements.
In December 2016, the FASB issued ASU 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers. The amendments in this update are of a similar nature to the items typically addressed in the ASU 2016-19, Technical Corrections and Improvements. However, the FASB decided to issue a separate update for technical corrections and improvements to Topic 606 and other Topics amended by ASU 2014-09 to increase stakeholders’ awareness of the proposals and to expedite improvements to ASU 2014-09. The adoption of ASU 2016-20 is effective from the periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Early adoption is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company evaluated the standard and determined that it did not have a material effect on its consolidated financial statements.

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

2. ACQUISITIONS
2017 Pending Acquisition
Acquisition of BioTherm
In April 2015, the Company entered into purchase and sale agreements to acquire a controlling interest in three operating power plants located in South Africa with an aggregate net capacity of 32.6 MW from BTSA Netherlands Coöperatie U.A. (“BioTherm”). The aggregate consideration payable for the controlling interests in these three power plants is approximately $75.4 million in cash, comprised of approximately $67.6 million and ZAR 100.4 million ($7.8 million as of March 31, 2017), plus 544,055 shares of the Company’s Class A common stock, which is fixed in accordance with the purchase and sale agreements. The aggregate consideration includes amounts for certain additional rights and services. The completion of the BioTherm transaction remains subject to obtaining consents from project lenders and is expected to occur in the second half of 2017.
In August 2015, the Company paid $65.6 million in cash for the interests in the Aries and Konkoonsies solar power plants and the Klipheuwel wind power plant, as well as certain additional rights. In addition to the cash consideration, the Company provided 544,055 shares of its Class A common stock as consideration for the interests in the three power plants. Approximately $20.3 million of the cash payment and all of the 544,055 shares of the Company’s Class A common stock were deposited into an escrow account. The remaining cash portion of this escrow deposit is reported as non-current restricted cash on the Company’s unaudited condensed consolidated balance sheet as of March 31, 2017. The remaining paid consideration of $41.2 million in cash and the August 2015 fair value of the 544,055 shares are reported as a deposit for acquisitions on the Company’s unaudited condensed consolidated balance sheet as of March 31, 2017.
As of March 31, 2017, the remaining balance due was approximately $9.8 million, comprised of $2.0 million and ZAR 11.6 million ($0.9 million) due to BioTherm and ZAR 88.9 million ($6.9 million) due to minority interests. Prior to the completion of the BioTherm transaction, BioTherm is required to direct payment of all distributions from the Klipheuwel wind power plant to the Company, and the Company and BioTherm are required to jointly direct the release of amounts equal to the cash distributions from the Aries and Konkoonsies solar power plants from the escrow to the Company.
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
Acquisition of Alto Cielo
On April 8, 2016, the Company completed the acquisition of a 100.0% ownership interest in the Alto Cielo solar power plant located in Uruguay with an aggregate net capacity of 26.4 MW from Solarpack Corporación Tecnológica, S.L. The power plant reached commercial operation in March 2016. The aggregate cash consideration paid for the Alto Cielo power plant was $32.3 million, of which $1.1 million was being held in escrow accounts as of March 31, 2017 until certain conditions are met.
The acquisition date allocation of assets and liabilities for the Alto Cielo solar power plant is as follows:

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

In October 2016, the Company also entered into arrangements with SunEdison for the transfer of the balance of the equity interests in the Millenium, Azure, ESP Urja and SE 25 solar power plants in India, in each case following the expiration of the equity lock-up period in the applicable PPAs (ranging from November 2016 to March 2017) and without further action by SunEdison. Consideration for the transfer of the balance of the equity interests in these power plants was received by SunEdison in the form of shares of the Company’s Class B common stock that were issued to SunEdison at the time of the Company's IPO, and there was no further payment made by the Company to SunEdison at the time of the transfers. In accordance with these arrangements, in November 2016, December 2016 and January 2017, the balance of 26.0% of the equity interests in Azure, ESP Urja and Millenium, respectively, was transferred to the Company. In March 2017, 100.0% of the equity interests in SE 25 were transferred to the Company.
Termination of Renova - ESPRA
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

3. POWER PLANTS
Power plants, net consists of:

(In thousands)	March 31, 2017	December 31, 2016
Land	$10,205	$9,787
Solar power plants	793,901	763,147
Wind power plants	708,402	676,824
Total power plants in service, at cost	1,512,508	1,449,758
Less: accumulated depreciation	(112,528)	(94,634)
Total power plants in service, net	1,399,980	1,355,124
Construction in progress	497	238
Total power plants, net	$1,400,477	$1,355,362
The Company recorded depreciation expense related to power plants of $14.1 million and $13.6 million for the three months ended March 31, 2017 and 2016, respectively.
Construction in progress represents costs incurred to complete the construction of the power plants in the Company’s current portfolio that were either contributed to the Company by SunEdison or acquired from SunEdison. When power plants are contributed or sold to the Company after completion by SunEdison, the Company retroactively recasts its historical financial statements to present the construction activity as if it consolidated the power plants at inception of the construction. All construction in progress costs are stated at SunEdison’s historical cost.
Certain of the Company's solar power plants in India are entitled to receive viability gap funding support in an amount determined through a competitive bidding process. The viability gap funding support is funded by India’s National Clean Energy Fund and is paid by the offtake counterparty to these solar power plants, the Solar Energy Corporation of India, a not-for-profit company established by the Ministry of New and Renewable Energy to facilitate solar energy generation capacity in India. The program is expected to provide viability gap funding subsidies to the applicable solar power plants in the aggregate amount of INR 1,189.4 million, 50.0% of which is payable as early as three months after each power plant's commissioning, and 10.0% of which is payable each year for five years thereafter, subject to the plant meeting certain requirements. SECI is contractually obligated to establish an irrevocable letter of credit to secure its payment obligations.
The Company recorded the awarded viability gap funding in full as a reduction to the cost of power plants in service, with a $2.4 million and $2.3 million receivable included in current other assets, and $3.6 million and $3.4 million in other assets in the unaudited condensed consolidated balance sheet as of March 31, 2017 and December 31, 2016, respectively. The current portion of the viability gap funding includes the initial 50.0% receivable following the solar power plant’s commercial operation date and the 10.0% receivable in the first year thereafter. The initial 50.0% receivable, or $8.9 million, was received in cash during 2016. The remaining portion of the current receivable is expected to be received in the third quarter of 2017. It is possible that $3.1 million of the remaining receivable balance of one of the power plants will not be received due to a lower capacity utilization factor than required under the applicable PPA. As the result, the Company has reserved this amount against property, plant and equipment.

4. DEPOSITS FOR ACQUISITIONS
Deposits for acquisitions consist of:

	As of March 31,	As of December 31,
(In thousands)	2017	2016
India PSA payment to SunEdison	$231,000	$231,000
BioTherm payment	51,101	51,101
Total deposits for acquisitions	282,101	282,101
Less: provision for contingent loss	(231,000)	(231,000)
Less: BioTherm distribution	(4,110)	(2,827)
Total deposits for acquisitions, net	$46,991	$48,274
425 MW India Projects
On November 20, 2015, the Company and SunEdison Holdings Corporation entered into an Equity Interest Purchase and Sale Agreement pursuant to which the Company agreed to acquire from SunEdison Holdings Corporation a portfolio of 17 solar energy projects in India with an aggregate nameplate capacity of 425 MW (the “425 MW India Projects”). This agreement was subsequently amended and restated on December 1, 2015. Pursuant to the Amended and Restated Equity Interest Purchase and Sale Agreement (the “India PSA”), the Company paid $231.0 million in cash to SunEdison Holdings Corporation in the fourth quarter of 2015 in exchange for the 425 MW India Projects, which projects would be transferred to the Company upon satisfaction of certain conditions precedent.
During 2016, and beginning prior to the SunEdison Bankruptcy, the Company became aware that there was substantial risk that the 425 MW India Projects would not be completed and transferred to the Company in accordance with the India PSA.
In April 2016, the Company filed a verified complaint against SunEdison, SunEdison Holdings Corporation (collectively with SunEdison, the “SunEdison Defendants”), Ahmad Chatila, Martin Truong and Brian Wuebbels in the Court of Chancery in the State of Delaware (see Note 15 - Commitments and Contingencies). The complaint asserts claims for breach of fiduciary duty, breach of contract and unjust enrichment relating to the failure by SunEdison to transfer the equity interests in the 425 MW India Projects, for which the Company paid $231.0 million in the fourth quarter of 2015. The complaint seeks various forms of relief, including a constructive trust upon the equity interests of SunEdison in the 425 MW India Projects, money damages from the defendants, restoration of the $231.0 million to the Company and such other relief as the court may deem just and proper. The claims against SunEdison have been stayed as a result of the SunEdison Bankruptcy. The individual defendants filed an answer to the complaint on June 30, 2016.
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

The $231.0 million paid by the Company in accordance with the India PSA is reported as a deposit for acquisitions on the Company’s unaudited condensed consolidated balance sheets as of March 31, 2017 and December 31, 2016. The Company determined that the deposit for acquisition of the 425 MW India Projects was impaired as of December 31, 2015, and recorded a provision for contingent loss of the full $231.0 million in the consolidated balance sheet as of December 31, 2015. The Company also recorded a corresponding charge in the consolidated statement of operations for the year ended December 31, 2015. The provision for contingent loss remained on the unaudited condensed consolidated balance sheet as of March 31, 2017.

In September 2016, the Company reached an agreement with certain subsidiaries of SunEdison pursuant to which the Company consented to the sale of certain of SunEdison’s subsidiaries’ assets to a third party buyer (the “Third Party Sale Transaction”). The Third Party Sale Transaction was conducted in connection with SunEdison’s bankruptcy process and included the Uruguay Projects, the Bora Bora Poly wind power project in India and the 425 MW India Projects. The Company has agreed not to pursue claims against a third party buyer of these projects, however the Company has retained all of its claims against SunEdison and its affiliated persons. As a condition to the Company’s consent to the Third Party Sale Transaction, the Company and certain subsidiaries of SunEdison that directly or indirectly own the assets that are subject to the Third Party Sale Transaction have entered into a proceeds sharing arrangement pursuant to which the Company is entitled to receive a portion of the cash proceeds received by the SunEdison parties in the Third Party Sale Transaction. In September 2016, the Company received $6.7 million in cash proceeds from this arrangement. The Company has not received, and does not expect to receive, any additional cash proceeds from this arrangement going forward.
BioTherm
In August 2015, the Company paid $65.6 million in cash for the interests in the Aries and Konkoonsies solar power plants and the Klipheuwel wind power plant, as well as certain additional rights. In addition to the cash consideration, the Company provided 544,055 shares of its Class A common stock as consideration for the interests in the three power plants. In accordance with the funding arrangements, during the first quarter of 2017, the Company received $1.3 million from the escrow account holding the purchase consideration for the Aries and Konkoonsies solar power plants, which reduced the outstanding balance of the escrow account from $16.4 million as of December 31, 2016 to $15.1 million as of March 31, 2017. Additionally, in the first quarter of 2017, the Company received a $1.2 million distribution from BioTherm with respect to the Klipheuwel wind power plant. Cash paid to the escrow account is reported as non-current restricted cash in the Company’s unaudited condensed consolidated balance sheet. The remaining paid consideration of $41.2 million in cash and the August 2015 fair value of the 544,055 shares are reported as a deposit for acquisitions on the Company’s unaudited condensed consolidated balance sheet as of March 31, 2017. The completion of the BioTherm transaction remains subject to obtaining consents from the project lenders. See Note 2 - Acquisitions for additional details related to this acquisition.

5. INTANGIBLE ASSETS
The following table presents the gross carrying amount and accumulated amortization of intangible assets as of March 31, 2017:

(In thousands, except weighted average amortization period)	Remaining Weighted Average Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Accumulated Currency Translation Adjustment	Net Book Value
In-place value of market rate revenue contracts	18	$93,943	$(8,228)	$398	$86,113
The following table presents the gross carrying amount and accumulated amortization of intangible assets as of December 31, 2016:

(In thousands, except weighted average amortization period)	Remaining Weighted Average Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Accumulated Currency Translation Adjustment	Net Book Value
In-place value of market rate revenue contracts	18	$93,943	$(5,932)	$(5,561)	$82,450
As of March 31, 2017, the Company had revenue contracts in the form of PPAs that were obtained through acquisitions. PPAs are amortized on a straight line basis over the useful life of the agreements, which range from 20 to 25 years. Amortization expense related to revenue contracts is recognized in the unaudited condensed consolidated statements of operations as either a reduction or increase of revenue when the contract rate is above or below market rates (favorable or unfavorable) or within depreciation, accretion and amortization expense when the contract rate is equal to market rates (in-place).
As such, of the $1.2 million amortization expense recorded as of March 31, 2017, $0.4 million was recorded as a reduction of revenue while the remaining $0.8 million of amortization expense was recorded within the depreciation, accretion, and amortization line item in the unaudited condensed consolidated statement of operations.

6. VARIABLE INTEREST ENTITIES
The Company consolidates any variable interest entities (“VIEs”) in power plants in which it is the primary beneficiary. The Company is the primary beneficiary of eight VIEs in entities that were consolidated as of March 31, 2017, each of which existed and was consolidated as of December 31, 2016. The VIEs own and operate power plants in order to generate contracted cash flows.
As disclosed in Note 2 - Acquisitions, in October 2016, the Company entered into arrangements with SunEdison for the transfer of the balance of the equity interests in the Millenium and SE 25 solar power plants in India, in each case following the expiration of the equity lock-up period in the applicable PPAs in January and March 2017, respectively, and without further action by SunEdison. In accordance with these arrangements, in January 2017, the balance of 26.0% of the equity interests in Millenium was transferred to the Company. In March 2017, 100.0% of the equity interests in SE 25 were transferred to the Company. As a result of the transfer of equity interest in Millenium and SE 25, these power plants are no longer considered VIEs as of March 31, 2017.

The carrying amounts and classification of the consolidated VIEs’ assets and liabilities included in the Company’s unaudited condensed consolidated balance sheets are as follows:

(In thousands)	As of March 31, 2017	As of December 31, 2016
Current assets	$175,695	$186,739
Non-current assets	381,565	423,315
Total assets	$557,260	$610,054
Current liabilities	$392,732	$386,297
Non-current liabilities	111,625	162,793
Total liabilities	$504,357	$549,090
The amounts shown in the table above exclude intercompany balances which are eliminated upon consolidation. All of the assets in the table above are restricted for settlement of the VIE obligations, and all of the liabilities in the table above can only be settled by using VIE resources.

7. LONG-TERM DEBT
Long-term debt as of March 31, 2017 and December 31, 2016 consists of the following:

	As of March 31,	As of December 31,
(In thousands, except rates)	2017	2016	Interest Type	Current Interest Rate (%)(1)		Financing Type
Corporate level long-term debt:
Senior Notes	$753,152	$752,813	Fixed	9.80%		Term debt
Project level long-term debt:
Permanent financing	356,688	351,607	Blended	11.9%	(2)	Term debt
Total long-term debt	1,109,840	1,104,420
Less: deferred financing costs, net (3)	17,871	18,352
Less: current portion of long-term debt (4)	331,467	327,459
Consolidated long-term debt, less current portion	$760,502	$758,609

(1)	The weighted average effective interest rate as of March 31, 2017.

(2)	As of March 31, 2017, 8.8% of this balance had fixed interest rate debt and the remaining 91.2% had variable interest rate debt, of which a portion is hedged with interest rate swaps.

(3)	Total net debt reflects the reclassification of deferred financing costs to reduce long-term debt as further described in Note 1 - Nature of Operations and Basis of Presentation.

(4)	Approximately $328.0 million and $323.3 million have been classified as current due to non-compliance with certain debt covenants as of March 31, 2017 and December 31, 2016, respectively.

Corporate Level Long-Term Debt
Revolving Credit Facility
On March 31, 2017, Global Operating LLC permanently reduced to nil and terminated the revolving commitments under the Revolver and entered into a fifth amendment (the “Fifth Amendment”) to the Revolver. The Fifth Amendment provides that Global LLC will no longer be required to deliver to the administrative agent and the other lenders party to the Revolver its annual financial statements and accompanying audit reports, unaudited quarterly financial statements, annual compliance certificates, statements of reconciliation after changes in accounting principles, annual financial plans and reconciliations of non-recourse project indebtedness pursuant to the Revolver, and removes the requirement that Global LLC and its subsidiaries comply with certain financial ratios contained in the Revolver. The Fifth Amendment requires Global Operating LLC to provide the administrative agent under the Revolver with an annual collateral verification within 90 days after the end of each fiscal year.
The Company had drawn nil on the Revolver as of March 31, 2017 and December 31, 2016. The Company issued a letter of credit for $0.4 million in August 2016 under the terms of the Revolver in support of the Alto Cielo acquisition, which remained outstanding as of December 31, 2016. The outstanding letter of credit was terminated on March 23, 2017 in connection with the Fifth Amendment.

Senior Notes
The aggregate amount of the Senior Notes outstanding at March 31, 2017 was $753.2 million (or a notional amount of $760.4 million) and the aggregate amount outstanding at December 31, 2016 was $752.8 million (or a notional amount of $760.4 million).
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
Global Operating LLC received a notice of default, dated May 16, 2017, from the trustee under the indenture governing the Senior Notes with respect to the failure of Global Operating LLC to comply with its obligations under the indenture governing the Senior Notes to timely furnish the Company's Form 10-K for the year ended December 31, 2016. No event of default under the indenture governing the Senior Notes occurred due to the filing of the Company’s Form 10-K for the year ended December 31, 2016 before an event of default under the indenture governing the Senior Notes would otherwise arise.
Covenant defaults may occur in the future under the indenture governing the Senior Notes in the event of further delays in the filing of the Company’s periodic reports with the SEC. There can be no assurance that the Company will be able to file its periodic reports with the SEC within the periods currently required under the indenture governing the Senior Notes or that holders of the Senior Notes will agree to any required extension of financial statement filing dates on acceptable terms or at all. A default on the Senior Notes would permit the trustee or the holders of at least 25% in aggregate principal amount of notes outstanding to accelerate the Senior Notes. The Company would likely not have sufficient liquidity to meet this obligation, which could have a material adverse effect on its business, results of operations, financial condition and ability to pay dividends.
Project Level Long-Term Debt
The Company typically finances power plants through entity specific debt secured by the power plant’s assets and equity interests with no recourse to the Company. These financing agreements typically provide for a credit facility used for construction, which upon completion is converted into term debt. The Company had $356.7 million and $351.6 million of project level debt as of March 31, 2017 and December 31, 2016, respectively. The project level debt is secured by the assets of the applicable project companies and certain intermediary holding companies.
As of March 31, 2017 and December 31, 2016, term debt for power plants in South Africa consists of variable rate loans, totaling $320.2 million and $315.2 million, respectively, with interest rates tied to the three-month LIBOR and the three-month Johannesburg Interbank Agreed Rate, as well as fixed rate loans totaling $13.4 million and $12.6 million, respectively. The interest rates on the South Africa term debt ranged from 11.4% to 13.0% as of March 31, 2017 and December 31, 2016,

and the debt matures in 2031. Principal and interest are due and payable in arrears at the end of each fiscal quarter or semi-annually and on the maturity date of the credit facilities.
As of March 31, 2017 and December 31, 2016, the Witkop and Soutpan power plants, which have term debt financed with a South African rand (ZAR)-denominated term loan from The Standard Bank of South Africa Limited ("Standard Bank"), had an outstanding principal amount totaling $144.8 million and $136.6 million, respectively. This term debt matures in 2031. As of March 31, 2017 and December 31, 2016, the Witkop and Soutpan project companies were not in compliance with certain covenants due to the SunEdison Bankruptcy, as well as the expiration of a performance bond posted by a subcontractor under the engineering, procurement and construction contract. Thus, the debt balances are classified as current as of March 31, 2017 and December 31, 2016.These defaults also prevent the Soutpan and Witkop project companies from making distributions and provide the lenders with the right to accelerate the debt maturity. The Company has obtained waivers and/or forbearance agreements from Standard Bank for varying periods as the Company continues to work to cure such defaults. However, certain defaults were not cured prior to the expiration of the applicable waivers.
As of March 31, 2017 and December 31, 2016, the Boshof power plant, which has term debt financed with a U.S. dollar-denominated term loan from the Overseas Private Investment Corporation (“OPIC”), had an outstanding principal amount of approximately $175.4 million and $178.5 million, respectively. The term debt matures in September 2031. As of March 31, 2017 and December 31, 2016, the project company was not in compliance with certain covenants due to the SunEdison Bankruptcy, as well as a delay by the contractor, a SunEdison subsidiary, in achieving final completion under the engineering, procurement and construction contract. Thus, the debt balances are classified as current as of March 31, 2017 and December 31, 2016. These defaults also prevent the Boshof project company from making distributions and provide OPIC with the right to accelerate the debt maturity. The Company is currently working with OPIC to cure such defaults.
As of March 31, 2017 and December 31, 2016, term debt for power plants in India consists of fixed rate loans totaling $16.9 million and $17.3 million, respectively, with interest rates ranging from 0.0% to 4.8%, and the debt matures in 2026. Principal and interest are due and payable in arrears monthly or quarterly and on the maturity dates of the credit facilities.
As of March 31, 2017 and December 31, 2016, the Azure and ESP Urja power plants, which have term debt financed with a U.S. dollar-denominated term loan from OPIC, had a combined outstanding principal amount of approximately $16.8 million and $17.3 million, respectively. The term debt matures in September and December of 2026 and bears fixed interest at a rate of 4.5% and 4.8% per annum, respectively. Interest and principal amortization payments are made on a quarterly basis. As of March 31, 2017 and December 31, 2016, the Azure project company was not in compliance with certain financial ratio covenants due to changes in foreign currency valuations. In addition, the Azure and ESP Urja project companies were not in compliance with certain covenants due to a delay by local authorities to complete the classification of a portion of the project sites as non-agricultural use. Thus, the debt balances are classified as current as of March 31, 2017 and December 31, 2016. These defaults also prevent the Azure and ESP Urja project companies from making distributions and provide OPIC with the right to accelerate the debt maturity. The Company is currently working with OPIC to cure such defaults.
As of March 31, 2017 and December 31, 2016, the Corporate Season power plant in Malaysia has term debt from Standard Chartered Bank with an outstanding principal amount of $5.0 million and $5.1 million, respectively. The term debt matures in 2028, and bears a variable interest rate tied to the Kuala Lumpur Interbank Offered Rate. The interest rate as of March 31, 2017 and December 31, 2016 was 6.1%. Principal and interest are due and payable in arrears at the end of each fiscal quarter or on the maturity date of the credit facility.
The Silverstar Pavilion and Fortune 11 power plants in Malaysia have outstanding loans with a holder of a non-controlling interest in such power plants in the aggregate amount of $0.8 million as of March 31, 2017 and December 31, 2016 and with a fixed interest rate of 4.0%.
The Alto Cielo power plant in Uruguay has term debt from Jugler S.A. with an outstanding principal amount of $0.4 million as of March 31, 2017 and with a variable interest rate tied to value added tax.
Each of the project level financing agreements contains customary representations, covenants and warranties of the respective borrower including limitations on business activities, guarantees, environmental issues, power plant maintenance standards and a minimum debt service coverage ratio requirement. In particular, these agreements contain financial and other restrictive covenants that limit the project companies' ability to make distributions or otherwise engage in activities that may be in their long-term best interests. The project level financing agreements generally prohibit distributions from the project companies unless certain specific conditions are met, including the satisfaction of certain financial ratios.

Debt Extinguishments
On March 31, 2017, Global Operating LLC permanently reduced to nil and terminated the revolving commitments under the Revolver. A loss on extinguishment of debt of $6.8 million was recognized for the three months ended March 31, 2017 related to the termination of the commitments under the Revolver. No project level indebtedness was repaid for the three months ended March 31, 2017 and 2016.

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

Interest Income
Interest expense in the unaudited condensed consolidated statements of operations is presented net of interest income. During the three-month period ended March 31, 2017 and 2016, the Company received interest income of $1.1 million and $2.2 million, respectively, from its cash and cash equivalents balances, short-term investments and restricted deposit accounts.
Maturities
The aggregate amounts of contractual payments of long-term debt due after March 31, 2017, excluding amortization of debt discounts and premiums, as stated in the financing agreements, are as follows:

	Maturities
(In thousands)	Remainder of 2017 (1)	2018	2019	2020	2021	Thereafter	Total
Project Level	$9,360	$9,798	$14,829	$17,889	$21,401	$283,411	$356,688
Corporate	—	—	—	—	—	753,152	753,152
Total debt	$9,360	$9,798	$14,829	$17,889	$21,401	$1,036,563	$1,109,840

(1)
Represents the contractual principal payment due dates for the Company’s long-term debt and does not reflect the reclassification of $328.0 million of long-term debt to current as a result of debt defaults under a portion of its non-recourse financing agreements or deferred financing costs that are included with the net long-term balance of the unaudited condensed consolidated balance sheet.

8. INCOME TAXES
The income tax provision consisted of the following:

	Three Months Ended March 31,
(In thousands, except effective tax rate)	2017	2016
Income (loss) before income tax expense	$512	$(5,390)
Income tax expense	2,465	858
Effective tax rate	481.4%	(15.9)%
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
As of March 31, 2017, TerraForm Global, Inc. owned 64.8% of Global LLC and consolidates the results of Global LLC through its controlling interest. The Company records SunEdison's 35.2% ownership of Global LLC as a non-controlling interest in the financial statements. Global LLC is treated as a partnership for income tax purposes.
For the three months ended March 31, 2017, the overall effective tax rate was different than the statutory rate of 35.0% primarily due to valuation allowances, tax holiday benefits, and presumed profits taxes in Brazil. As of March 31, 2017, most jurisdictions were in a net deferred tax asset position. A valuation allowance is recorded against the deferred tax assets primarily because of the historical losses in those jurisdictions.

9. DERIVATIVES
As part of the Company’s risk management strategy, the Company has entered into derivative instruments which include interest rate swaps, cross currency swaps, and foreign currency contracts to mitigate interest rate and foreign currency exposure. If the Company elects to do so and if the instrument meets the criteria specified in ASC 815, Derivatives and Hedging, the Company designates its derivative instruments as cash flow hedges. The Company enters into interest rate swap agreements in order to hedge the variability of expected future cash interest payments. Cross currency swaps are used to reduce risks arising from the change in fair value of certain foreign currency denominated assets and liabilities in order to minimize the impact of foreign currency fluctuations on operating results. Foreign currency contracts are used to mitigate the economic and financial market risks of fluctuations in foreign currency exchange rates. The Company does not use derivative instruments for speculative purposes.
Activities related to derivative instruments were reported in the line items as of and for the periods indicated, as follows:

(In thousands)		Fair Value As of
Type of Instrument	Balance Sheet Classification	March 31, 2017	December 31, 2016
Derivatives designated as hedging:
Interest rate swaps	Other liabilities, net	$(3,572)	$(2,237)
	Accumulated other comprehensive loss	3,572	2,237
Cross currency swaps	Other assets, net	31,341	41,752
	Accumulated other comprehensive loss	7,820	6,688

Derivatives not designated as hedging:
Interest rate swaps	Other liabilities	$(858)	$(68)
Foreign currency forward contracts	Other liabilities	(22,111)	(13,299)

(In thousands)		Three Months Ended March 31,
Type of Instrument	Statement of Operations Classification	2017	2016
Derivatives not designated as hedging:
Interest rate swaps	Interest expense	$763	$2,969
Currency forward contracts	Other expenses	4,446	18,163
Certain derivative contracts contain provisions providing the counterparties a lien on specific assets as collateral. There was no cash collateral received or pledged as of March 31, 2017 or December 31, 2016, respectively, related to the Company’s derivative transactions.
Derivatives Designated as Hedges
Interest Rate Swaps
The Company has entered into interest rate swap agreements to hedge variable rate project level debt. These interest rate swaps qualify for hedge accounting and are designated as cash flow hedges. Under the interest rate swap agreements, the power plant pays a fixed rate and the counterparty to the agreement pays a variable interest rate. No amounts deferred in other comprehensive income were reclassified into earnings during the three months ended March 31, 2017 and 2016.
Cross Currency Swaps
The Company has entered into cross currency swap agreements to hedge its exposure to foreign currency fluctuations on debt denominated in U.S. dollars. These cross currency rate swaps qualify for hedge accounting and were designated as cash flow hedges. The amounts deferred in other comprehensive income and reclassified into earnings were $4.4 million and $18.2 million during the three months ended March 31, 2017 and 2016, respectively. There was no ineffectiveness recorded for the periods presented.

Derivatives Not Designated as Hedges
Interest Rate Swaps
The Company has entered into interest rate swap agreements that economically hedge the cash flows for project level debt. These interest rate swaps pay a fixed rate and the counterparties to the agreements pay a variable interest rate. The changes in fair value are recorded in interest expense, net in the unaudited condensed consolidated statements of operations as these hedges are not accounted for under hedge accounting.
Foreign Currency Contracts
The Company transacts business in various foreign currencies and has established a program that primarily utilizes foreign currency contracts to offset the risks associated with the effects of certain foreign currency exposures. The Company does not use these foreign currency contracts for trading purposes nor does it designate these forward contracts as hedging instruments pursuant to ASC 815. As of March 31, 2017, the notional amounts of the foreign currency contracts the Company held to purchase U.S. dollars in exchange for other major international currencies were $160.0 million. Included in the Company’s non-operating income was $4.4 million of net losses related to these foreign currency contracts for the three months ended March 31, 2017, which was a result of devaluation as compared to the U.S. dollar in the Brazilian real (BRL), Chinese yuan renminbi (CNY), Indian rupee (INR), Malaysian ringgit (MYR), South African rand (ZAR) and Thai baht (THB). The fair value of the Company’s outstanding foreign currency forward contracts was a net liability of $22.1 million as of March 31, 2017. The cash flow related to foreign currency contracts that remain outstanding is classified as operating activities. The cash flow associated with foreign currency contract settlements is classified as investing activities. The net loss relating to investments was partially offset by the lower cost related to the cash flows related to the acquisitions and debt extinguishments that were hedged.
Notional Amounts

(In thousands)	Notional Amounts as of March 31, 2017
Derivatives designated as hedges:
Interest rate swaps (USD)	130,740
Cross currency swaps (USD)	175,377
Derivatives not designated as hedges:
Interest rate swaps (USD)	136,151
Currency forward contracts (BRL)	51,858
Currency forward contracts (CNY)	20,903
Currency forward contracts (INR)	52,887
Currency forward contracts (MYR)	4,905
Currency forward contracts (THB)	7,148
Currency forward contracts (ZAR)	22,253

10. FAIR VALUE OF FINANCIAL INSTRUMENTS
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

Recurring Fair Value Measurements
The following table summarizes the financial instruments measured at fair value on a recurring basis classified in the fair value hierarchy (Level 1, 2 or 3) based on the inputs used for valuation in the accompanying unaudited condensed consolidated balance sheets:

	As of March 31, 2017				As of December 31, 2016
Assets (liabilities) in thousands	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Interest rate swaps	$—	$(4,430)	$—	$(4,430)	$—	$(2,305)	$—	$(2,305)
Foreign currency forward contracts	(22,111)	—	—	(22,111)	(13,299)	—	—	(13,299)
Cross currency swaps	—	31,341	—	31,341	—	41,752	—	41,752
Total	$(22,111)	$26,911	$—	$4,800	$(13,299)	$39,447	$—	$26,148
The Company uses a discounted valuation technique to determine the fair value of its derivative assets and liabilities. The primary inputs into the valuation of interest rate swaps, cross currency swaps and foreign currency contracts are forward interest rates, foreign currency exchange rates, and to a lesser degree, credit spreads. The Company’s interest rate swaps and cross currency swaps are considered Level 2, since all significant inputs are corroborated by market observable data. There were no transfers into or out of Level 1, Level 2 and Level 3 during the periods ended March 31, 2017 or December 31, 2016.
Fair Value of Long - Term Debt
The following table presents the carrying amount and estimated fair value of the Company's outstanding short-term and long-term debt obligations as of March 31, 2017 and December 31, 2016, respectively:

	As of March 31, 2017		As of December 31, 2016
(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current portion	$1,109,840	$1,253,771	$1,104,420	$1,209,863
The fair value of the Company’s long-term debt was determined using inputs classified as Level 2 and a discounted cash flow approach using market rates for similar debt instruments.

11. STOCKHOLDERS’ EQUITY
Outstanding Equity Securities
As of March 31, 2017, the following shares of the Company were outstanding:

Class:	Number Outstanding	Holders
Class A common stock	112,848,950	*
Class B common stock	61,343,054	SunEdison
Class B1 common stock	—	Not Applicable
Preferred stock	—	Not Applicable
Total shares outstanding	174,192,004
*Common stockholders are comprised of: public stockholders (including Renova Energia, S.A., Vincent C. Smith, and Knighthead Capital Management, LLC), SunEdison, executive officers, management and employees.
Treasury Stock
As of March 31, 2017, the Company owned 264,621 treasury shares of Class A common stock. All of these treasury shares were acquired in exchange for the settlement of future tax obligations related to stock-based compensation arrangements.
Dividends
On February 29, 2016, the Company declared a quarterly dividend for the fourth quarter of 2015 on the Company's Class A common stock of $0.275 per share. The dividend was paid on March 17, 2016 to stockholders of record as of March 10, 2016. The Company has not declared or paid a dividend since March 17, 2016. Under the Merger Agreement, the Company is restricted from declaring or paying dividends prior to the consummation of the Brookfield Transaction.
Equity Reallocation
Equity reallocation of $1.5 million as of March 31, 2017 was due to an adjustment of capital balances to reflect respective equity ownership percentages as of each balance sheet date.

12. STOCK-BASED COMPENSATION
The TerraForm Global, Inc. 2014 Long-Term Incentive Plan (the “Incentive Plan”) provides for the award of incentive and non-qualified stock options, stock appreciation rights, restricted stock awards (“RSAs”) and restricted stock units (“RSUs”) to employees and non-employee directors, including employees and non-employee directors of SunEdison and its affiliates. The maximum contractual term of an award is 10 years from the date of grant. Shares issued under the plan may be authorized and unissued shares or treasury shares. As of March 31, 2017, the Company had authorized 17,884,910 shares for awards under the Incentive Plan and 9,594,658 shares remained available for future grant under this plan.

Stock-based compensation expense is recorded as a component of general and administrative expense in the Company’s unaudited condensed consolidated statements of operations and totaled $1.0 million and $1.1 million for the three-month period ended March 31, 2017 and 2016, respectively.
Employee benefit related costs, including stock-based compensation costs related to equity awards in the stock of SunEdison, Inc. and its consolidated subsidiaries, of SunEdison employees who provide services to the Company are allocated to the Company based on the relative percentage of their time that the employee spends providing service to the Company. The amount of stock-based compensation expense related to equity awards in the stock of SunEdison and its consolidated subsidiaries which has been allocated to the Company was $0.6 million for the three-month period ended March 31, 2017 and is reflected in the unaudited condensed consolidated statements of operations within general and administrative costs and has been treated as an equity contribution from SunEdison on the unaudited condensed consolidated statements of stockholders' equity. Similarly, stock-based compensation costs related to equity awards to SunEdison employees in the Company’s stock are allocated to SunEdison based on the relative percentage of their time that the employee spends providing service to SunEdison. The amount of stock-based compensation expense related to equity awards in the Company's stock which has been allocated to SunEdison was $0.3 million for the three-month period ended March 31, 2017 and is recognized as a distribution to SunEdison on the unaudited condensed consolidated statements of stockholders' equity with no impact to the Company’s unaudited condensed consolidated statements of operations.
Restricted Stock Awards
RSAs provide the holder with immediate voting rights, but are restricted in all other respects until vested. Upon a termination of employment for any reason, any unvested shares of Class A common stock held by the terminated participant will be forfeited. All unvested RSAs are paid dividends and distributions.
The following table presents information regarding outstanding RSAs as of March 31, 2017 and changes during the three months then ended:

	Number of RSAs Outstanding	Weighted Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value (in millions)
Balance at January 1, 2017	4,688,975	$0.18
Converted	(20,121)
Forfeited	(422,531)	0.21
Balance at March 31, 2017	4,246,323	$0.18	$20.4
As of March 31, 2017, $0.5 million of total unrecognized compensation cost related to RSAs is expected to be recognized over a weighted average period of approximately 2.4 years.
The weighted average fair value of RSAs on the date of grant was $0.18 for the three months ended March 31, 2017 and 2016.
Restricted Stock Units
RSUs do not entitle the holders to voting rights and holders of the RSUs do not have any right to receive dividends or distributions.
The following table presents information regarding outstanding RSUs as of March 31, 2017 and changes during the three months then ended:

	Number of RSUs Outstanding	Aggregate Intrinsic Value (In millions)	Weighted Average Remaining Contractual Life (In years)
Balance at January 1, 2017	2,311,687
Granted	317,276
Converted	(17,800)
Forfeited	(314,097)
Balance at March 31, 2017	2,297,066	$11.0	1.3

As of March 31, 2017, $5.7 million of total unrecognized compensation cost related to RSUs is expected to be recognized over a weighted average period of approximately 2.0 years.

13. LOSS PER SHARE
Loss per share is calculated utilizing the weighted average shares outstanding. Under the two-class method, unvested RSAs that contain non-forfeitable rights to dividends are treated as participating securities and are included in the earnings per share computation to the extent that there are undistributed earnings available, but these securities do not participate in losses.
Class A Common Stock
Basic and diluted loss per share for the three months ended March 31, 2017 was calculated as follows:

(In thousands, except per share amounts)	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016
Basic and diluted loss per share:
Net loss attributable to Class A common stockholders	$(1,713)	$(4,632)
Less: dividends paid on Class A common stock and participating RSAs	—	30,674
Undistributed loss attributable to Class A stockholders	$(1,713)	$(35,306)

Weighted-average shares outstanding	113,256	106,856

Distributed earnings per share	$—	$0.28
Undistributed loss per share	(0.02)	(0.32)
Basic and diluted loss per share	$(0.02)	$(0.04)
The computations for diluted loss per share for the year ended March 31, 2017 exclude 61,343,054 shares of Class B common stock, 4,264,323 unvested RSAs and 2,297,066 unvested RSUs because the effect would have been anti-dilutive. The computations for diluted loss per share for the three months ended March 31, 2016 exclude 61,343,054 shares of Class B common stock, 6,272,225 unvested RSAs and 2,773,447 unvested RSUs because the effect would have been anti-dilutive.

14. NON-CONTROLLING INTERESTS
Non-controlling interests represent the portion of net assets in consolidated entities that are not owned by the Company. The following table presents the non-controlling interest balances by entity, reported in stockholders’ equity in the unaudited condensed consolidated balance sheets as of March 31, 2017 and December 31, 2016:

(in thousands)	As of March 31, 2017	As of December 31, 2016
SunEdison’s non-controlling interests in Global LLC	$382,892	$370,117
Non-controlling interests in power plants	76,348	92,308
Total non-controlling interests	$459,240	$462,425
As of March 31, 2017, TerraForm Global, Inc. owned 64.8% of Global LLC and consolidated the results of Global LLC through its controlling interest, with SunEdison's 35.2% interest shown as a non-controlling interest.

15. COMMITMENTS AND CONTINGENCIES
Commitments to Acquire Power Plants
In April 2015, the Company entered into purchase and sale agreements to acquire controlling interests in three operating power plants located in South Africa with an aggregate net capacity of 32.6 MW from BioTherm. The aggregate consideration payable for these three power plants is approximately $75.4 million. See Note 2 - Acquisitions for additional discussion of these commitments.

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
Honiton Litigation
The Company was subject to pending litigation proceedings with Suzlon Energy (Tianjin) Limited (“SETL”) with respect to alleged breaches of a turbine supply contract relating to the Honiton wind power plants in China. The operation and maintenance service contracts claim pending before an arbitral tribunal was resolved on December 3, 2015, pursuant to which the Company was required to pay an award of $0.5 million, which was paid in January 2016. On June 3, 2016, SETL and the Company reached a settlement resolving all remaining disputes relating to the turbine contracts. The terms of this final settlement resulted in SETL assigning all rights as a creditor it held against the Company to Beijing Aliyun Investment and Consulting Co. Ltd. (“Aliyun”). In addition, the Company agreed to pay Aliyun $7.1 million (RMB 47.0 million), of which RMB 45.0 million was paid during the second quarter of 2016, and the remaining RMB 2.0 million is due no later than July 2018, subject to various conditions set forth in the settlement agreement. In accordance with the settlement agreement, SETL withdrew its pending claims against the Company. As of March 31, 2017 a liability was recognized related to the proceedings in the amount of $0.3 million (RMB 2.0 million).
Bankruptcy Court Action

Motion to Stay and Motion to Compel Mediation

On November 2, 2016, the unsecured creditors’ committee in the SunEdison Bankruptcy filed an adversary complaint against the Company and others with the U.S. Bankruptcy Court for the Southern District of New York. The complaint and contemporaneous motion to stay seek to stay pending litigation against current and former directors and officers of SunEdison and the Company, including TerraForm Global, Inc. v. SunEdison, Inc., et al., the Company’s action against SunEdison described below. The unsecured creditors’ committee intends to file a derivative action on behalf of the SunEdison bankruptcy estate against current and former SunEdison officers and directors. It has requested the stay in order to preserve the proceeds of SunEdison’s and the Company's directors’ and officers’ liability insurance policies. On November 4, 2016, the unsecured creditors’ committee filed a motion in the SunEdison Bankruptcy case for derivative standing to sue various current and former SunEdison officers and directors. The unsecured creditors’ committee filed an amended adversary complaint on November 9, 2016. As described in a motion to compel mediation filed by SunEdison on November 23, 2016, SunEdison and the unsecured creditors’ committee agreed to hold the motion to stay and any proposed claims by the unsecured creditors’ committee against various current and former SunEdison officers and directors in abeyance pending a global mediation relating to insurance issues. The Company’s objection to the motion to stay and the motion to compel mediation was filed on December 1, 2016. On December 28, 2016, pursuant to a consent order entered by the bankruptcy court, SunEdison, the unsecured creditors’ committee and the Company, among other parties, were directed to participate in the mediation process that is being conducted in connection with the SunEdison Bankruptcy. The mediation commenced on February 10, 2017. On March 27, 2017, SunEdison, the unsecured creditors’ committee and the directors and officers of SunEdison who would be defendants in the estate claims proposed to be brought by the unsecured creditors’ committee reached an agreement in principle to settle those claims in exchange for a payment of $32.0 million from a $150.0 million directors’ and officers’ liability insurance policy shared with the Company, TerraForm Power, Inc. (together with its subsidiaries, "TerraForm Power"), SunEdison and certain of their respective directors and officers covering the period from July 15, 2015 to July 14, 2016. The agreement is subject to the approval of the bankruptcy court overseeing the SunEdison Bankruptcy. On March 31, 2017, the limited stay expired. Given the preliminary nature of the claims, the Company is unable to provide any assurances as to the ultimate outcome of these motions or that an adverse resolution of legal proceedings would not have a material adverse effect on the Company’s consolidated financial position and results of operations.

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
Also, concurrently with the execution of the Renova Settlement Agreement, Renova and affiliates of Brookfield entered into a Purchase & Sale Agreement (the “PSA”) with respect to all of the shares of Class A common stock of TerraForm Global, Inc. owned by Renova (excluding the shares to be released from escrow to TerraForm Global, Inc. pursuant to the Renova Settlement Agreement). Pursuant to the terms of the PSA, an affiliate of Brookfield has agreed to purchase 19,535,004 shares of Class A common stock of TerraForm Global, Inc. from Renova for a purchase price in cash of $4.75 per share, or $92,791,269 in the aggregate. The consummation of the share purchase contemplated by the PSA is subject to customary conditions to closing and is conditioned upon the satisfaction of certain conditions set forth in the Renova Settlement Agreement described above, including the effectiveness of the mutual releases and release of the shares in escrow. The Company recognized $3.8 million of general and administrative expenses as of December 31, 2016 as a result of this settlement.
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
As previously described, the Third Party Sale Transaction was conducted in connection with SunEdison’s bankruptcy process and included the 425 MW India portfolio. The Company has agreed not to pursue claims against a third party buyer, however the Company has retained all of its claims against SunEdison and its affiliated persons.
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
Other Matters
From time to time, the Company is a party to legal proceedings arising in the ordinary course of its business. Although the Company cannot predict with certainty the ultimate resolution of such proceedings or other claims asserted against the Company, except as otherwise described above, the Company does not believe that any other currently pending legal proceeding to which the Company is a party will have a material adverse effect on its business, financial condition or results of operations.

16. RELATED PARTIES
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
During the SunEdison Bankruptcy, SunEdison has not performed substantially as obligated under its agreements with the Company, including under the Sponsorship Arrangement and certain O&M and asset management arrangements. The Company believes that the Sponsorship Arrangement comprises a single integrated transaction. The agreements comprising the Sponsorship Arrangement are set forth in separate documents and discussed individually in this Quarterly Report on Form 10-Q. However, the elements of the Sponsorship Arrangement are closely related and a default under one element may be a defense to, or excuse performance under, another element. SunEdison and its various stakeholders have expressed disagreement with this view of the Sponsorship Arrangements and can be expected to contest any such assertion in connection with the SunEdison Bankruptcy.

On March 6, 2017, the Company entered into a settlement agreement with SunEdison in connection with the SunEdison Bankruptcy and Merger Agreement (the “Settlement Agreement”). The Settlement Agreement was approved by the bankruptcy court overseeing the SunEdison Bankruptcy on June 7, 2017; however, its effectiveness is conditional on the completion of the Brookfield Transaction. The Settlement Agreement contains certain terms to resolve the complex legal relationship between the Company and SunEdison, including, among other things, an allocation of the total consideration paid in connection with the Brookfield Transaction and, with certain exceptions, the full mutual release of all claims between SunEdison and its affiliated debtors and non-debtors, on the one hand, and the Company and its subsidiaries, on the other hand. Under the settlement terms, following the exchange of all of its Class B shares in TerraForm Global, Inc. and the Class B units in Global LLC for Class A Shares, SunEdison will receive consideration equal to 25.0% of the total consideration paid to all of the Company's shareholders, reflecting the settlement of intercompany claims and cancellation of incentive distribution rights. The remaining 75.0% of the consideration will be distributed to existing Class A shareholders. In addition, upon the effectiveness of the Settlement Agreement, with certain limited exceptions, all agreements between the Company and its subsidiaries, on the one hand, and SunEdison and its subsidiaries, on the other hand, including the agreements comprising the Sponsorship Arrangement, would be terminated. There can be no assurance that the Settlement Agreement will become effective, and such failure may adversely impact the Company’s business. The foregoing description of the Settlement Agreement does not purport to be complete and is subject to, and qualified in its entirety by, the full text of the Settlement Agreement.
Management Services Agreement

Immediately prior to the completion of the IPO on August 5, 2015, the Company entered into a Management Services Agreement (the “MSA") with SunEdison. Prior to the IPO and MSA execution, amounts were allocated from SunEdison for general corporate overhead costs attributable to the operations of the Company. The general corporate overhead expenses incurred by SunEdison include costs from certain corporate and shared services functions provided by SunEdison and are reflected in the Company’s unaudited condensed consolidated statements of operations as general and administrative expense. The amounts reflected include (i) charges that were incurred by SunEdison that were specifically identified as being attributable to the Company and (ii) an allocation of applicable remaining general corporate overhead costs based on the proportional level of effort attributable to the operation of the Company’s power plants. These costs include legal, accounting, tax, treasury, information technology, insurance, employee benefit costs, communications, human resources, and procurement. Corporate costs that were specifically identifiable to a particular operation of SunEdison have been allocated to that operation, including the Company. Where specific identification of charges to a particular operation of SunEdison was not practicable, an allocation was applied to all remaining general corporate overhead costs. The allocation methodology for all remaining corporate overhead costs is based on management’s estimate of the proportional level of effort devoted by corporate resources that is attributable to each of the Company’s operations. The cost allocations have been determined on a basis considered to be a reasonable reflection of all costs of doing business by the Company. The amounts that would have been or will be incurred on a stand-alone basis could differ from the amounts allocated due to economies of scale, management judgment, or other factors.
Subsequent to the IPO and pursuant to the MSA, SunEdison agreed to provide or arrange for other service providers to provide management and administrative services including legal, accounting, tax, treasury, project finance, information technology, insurance, employee benefit costs, communications, human resources, and procurement to the Company. As consideration for the services provided, the MSA requires the Company to pay SunEdison a base management fee as follows: (i) no fee for 2015, (ii) 2.5% of the Company’s cash available for distribution in 2016, 2017 and 2018, and (iii) an amount equal to SunEdison’s or other service provider’s actual cost in 2019 and thereafter. All costs under the MSA are reflected in the Company’s unaudited condensed consolidated statement of operations as general and administrative expense, and the difference between actual costs and the fee paid pursuant to the MSA will be treated as an equity contribution from SunEdison. No cash payments were made to SunEdison for the MSA fees during the three months ended March 31, 2017 or 2016.
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
Included in general and administrative expense are costs incurred under the MSA and corporate allocations of nil and $7.2 million for the three months ended March 31, 2017 and 2016, respectively. General and administrative expense represents costs incurred or reimbursable by SunEdison for services provided to the Company pursuant to the MSA subsequent to the IPO and allocated to the Company in corporate allocations prior to the IPO.

Project Investment Agreement
Immediately prior to the completion of the IPO on August 5, 2015, the Company entered into the Project Investment Agreement with SunEdison. Pursuant to the Project Investment Agreement, SunEdison agreed to contribute to the Company certain projects, without further payment, once each project reached commercial operation. These projects include the 17.4 MW Del Litoral and 57.4 MW El Naranjal solar power projects in Uruguay (the “Uruguay Projects”), the 24.1 MW Bora Bora Poly wind power project in India, and the 17.8 MW NPS Star and 17.8 MW WXA solar power projects in Thailand. The NPS Star and WXA solar power projects reached commercial operation in December 2015 and were transferred by SunEdison to the Company in the first quarter of 2016.
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

Interest Payment Agreement
Immediately prior to the completion of the IPO on August 5, 2015, Global LLC and Global Operating LLC entered into an interest payment agreement (the “Interest Payment Agreement”) with SunEdison, pursuant to which SunEdison agreed to pay an aggregate amount equal to all of the scheduled interest of up to $81.2 million on the Senior Notes until December 31, 2016 and up to an aggregate amount of $40.0 million in 2017, $30.0 million in 2018, $20.0 million in 2019 and $10.0 million in 2020, plus any interest due on any payment not remitted when due. SunEdison’s interest support payments due to the Company have been reduced by $2.9 million as a result of the $49.6 million of the Senior Notes that were extinguished under the open market repurchase program that began in December 2015 and continued through January 2016. SunEdison will not be obligated to pay any amounts due under the Senior Notes in connection with an acceleration of the payment of the principal amount of such indebtedness.
Upon expiration of the distribution forbearance period applicable to the Class B common stock that were issued to SunEdison at the time of the Company's IPO, Global LLC will be entitled to set off any amounts owing by SunEdison pursuant to the Interest Payment Agreement against any and all amounts owed by Global LLC to SunEdison under the distribution provisions of the Global LLC Operating Agreement, and Global LLC may pay such amounts to Global Operating LLC. For the three months ended March 31, 2017 and 2016, SunEdison paid Global LLC nil and $41.2 million, respectively, related to interest payments on the Senior Notes.
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

Equity Interest Purchase and Sale Agreement for 425 MW India Projects
See Note 4 - Deposits for Acquisitions for information regarding the 425 MW India Projects.
Operation and Maintenance (“O&M”) and Asset Management Services
O&M services, as well as asset management services, were provided to the Company by affiliates of SunEdison pursuant to contractual agreements. Costs incurred for these services were $3.8 million and $5.0 million for the three months ended March 31, 2017 and 2016, respectively, and are reported as cost of operations in the unaudited condensed consolidated statements of operations. These agreements were all terminated as of April 1, 2017.
Engineering, Procurement and Construction Contracts and Module and Tracker Warranties
SunEdison served as the prime construction contractor for most of the Company’s power plants that were acquired from SunEdison pursuant to engineering, procurement and construction contracts with the Company’s project companies. These contracts are generally fixed price, turn-key construction contracts that include workmanship and other warranties with respect to the design and construction of the power plants that survive for a period of time after the completion of construction. These contracts or related contracts (including O&M agreements) also often include production or availability guarantees with respect to the output or availability of the power plant that survive completion of construction. Moreover, the Company also generally obtained solar module and tracker warranties from SunEdison, including material and workmanship warranties and output guarantees, for those solar power plants that the Company acquired from SunEdison that utilized SunEdison modules or trackers, as applicable. The SunEdison Bankruptcy will likely reduce or eliminate the Company’s potential recoveries on claims under these agreements and warranties, and all such claims or potential claims will be released upon the effectiveness of the Settlement Agreement.
Due to/from SunEdison, net
Certain of the Company’s expenses and capital expenditures related to construction in process are paid by affiliates of SunEdison and are reimbursed by the Company to the same or other affiliates of SunEdison. As of March 31, 2017 and December 31, 2016, the Company owed SunEdison and its affiliates $9.8 million and $16.1 million, net, respectively.
Depending on the nature of the activity, amounts are either reflected in operating activities or as a non-cash addition to power plants included in Due to SunEdison, net. Additionally, SunEdison provided contributions to the Company in the form of stockholder loans. Related amounts have been recognized as additional paid-in capital as there is no expectation for the Company to repay SunEdison for the contributions related to stockholder loans. These contributions totaled $7.8 million and $25.6 million for the three months ended March 31, 2017 and 2016, respectively.
Incentive Distribution Rights
Immediately prior to the completion of the IPO on August 5, 2015, Global LLC entered into the Fourth Amended and Restated Operating Agreement of Global LLC, which granted SunEdison 100.0% of the incentive distribution rights (“IDRs”) of Global LLC. IDRs represent the right to receive increasing percentages (15.0%, 25.0% and 50.0%) of Global LLC’s quarterly distributions after the Class A units, Class B units and Class B1 units of Global LLC have received quarterly distributions in an amount equal to $0.275 per unit (the “Minimum Quarterly Distribution”), and the target distribution levels have been achieved. As of March 31, 2017 and December 31, 2016, SunEdison held 100.0% of the IDRs. SunEdison has pledged the IDRs as collateral under its DIP financing and its first and second lien credit facilities and second lien secured notes. SunEdison has granted the Company a right of first refusal with respect to any proposed sale of IDRs to a third party (other than its controlled affiliates), which the Company may exercise to purchase the IDRs proposed to be sold on the same terms offered to such third party at any time within 30 days after it receives written notice of the proposed sale and its terms.

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

There were no payments for IDRs made by the Company during the three months ended March 31, 2017 or the year ended December 31, 2016. As of March 31, 2017, there were no Class B1 units of Global LLC outstanding. The IDRs will be canceled upon completion of the Brookfield Transaction.
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
Arrangements with TerraForm Power
In January 2017, the Company entered into a Use and Occupancy Agreement with TerraForm Power, pursuant to which TerraForm Power granted to the Company a license to use the office space in Bethesda, Maryland that is leased by TerraForm Power and is the shared corporate headquarters of the Company and TerraForm Power until the earlier to occur of June 30, 2018 and the termination of the underlying lease. The Company has agreed to pay TerraForm Power one-third of the rent and other amounts due to the landlord under the underlying lease, which is expected to be equal to an aggregate of $0.7 million in 2017, and certain additional service fees. For the three months ended March 31, 2017, $0.3 million was accrued under this agreement.
TerraForm Power has entered into service contracts with various vendors for information technology and enterprise resource planning systems. The Company is not a party to any of these contracts and has no direct contractual liability to third parties thereunder, however the Company uses these systems in cooperation with TerraForm Power, and the costs of such systems will be allocated between TerraForm Power and the Company pursuant to an agreement that is expected to be entered into between TerraForm Power and the Company. As of March 31, 2017 and December 31, 2016, the Company capitalized $0.3 million and $0.4 million, respectively, of expenses related to development costs of the new enterprise resource planning systems, and the Company recognized less than $0.1 million as general and administrative expense related to these systems during the three months ended March 31, 2017, and $0.1 million as general and administrative expense related to these systems during the year ended December 31, 2016. For the three months ended March 31, 2017, no amounts were paid under this agreement.
In addition, certain employees of TerraForm Power provide general management services to the Company, and a portion of the costs associated with such employees is allocated to the Company. As of March 31, 2017, the cost to the Company for the services being provided to the Company by employees of TerraForm Power is $0.1 million.
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
Also, concurrently with the execution of the Renova Settlement Agreement, TerraForm Global, Inc. and Parent entered into a letter agreement (the “Renova Letter Agreement”), pursuant to which Parent has agreed that upon the later to occur of (i) the effective time as described in the Renova Settlement Agreement and (ii) the closing of the share purchase contemplated by the PSA (as defined and described below), the condition to the obligations of Parent and Merger Sub to effect the Merger set forth in Section 7.2(c) (Litigation Settlement) of the Merger Agreement, solely with respect to Renova’s claims in the Renova Arbitration, has been satisfied and the aggregate payment made by the Company (net of any amounts funded directly or indirectly by insurance proceeds) under the Renova Settlement Agreement in connection with the settlement of Renova’s claims in the Renova Arbitration will be deemed to be zero. Also, concurrently with the execution of the Renova Settlement Agreement, Renova and Parent entered into a Purchase & Sale Agreement (the “PSA”) with respect to all of the shares of Class A common stock of TerraForm Global, Inc. owned by Renova (excluding the shares to be released from escrow to TerraForm Global, Inc. pursuant to the Renova Settlement Agreement). Pursuant to the terms of the PSA, an affiliate of Brookfield has agreed to purchase 19,535,004 shares of Class A common stock of TerraForm Global, Inc. from Renova for a purchase price in cash of $4.75 per share, or $92,791,269 in the aggregate. The consummation of the share purchase contemplated by the PSA is subject to customary conditions to closing and is conditioned upon the satisfaction of certain conditions set forth in the Renova Settlement Agreement described above, including the effectiveness of the mutual releases and release of the shares in escrow. The Company recognized $3.8 million of general and administrative expenses as of December 31, 2016 as a result of this settlement.
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

17. SEGMENT REPORTING
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
The following table reflects summarized financial information concerning the Company’s reportable segments for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31, 2017				Three Months Ended March 31, 2016
(In thousands)	Solar	Wind	Corporate	Total	Solar	Wind	Corporate	Total
Operating revenues, net	$32,943	$23,541	$—	$56,484	$28,739	$18,947	$—	$47,686
Depreciation, accretion and amortization	7,142	7,959	—	15,101	5,872	8,700	—	14,572
Other operating costs and expenses	5,133	7,794	17,381	30,308	6,443	7,429	16,549	30,421
Interest expense (income), net	9,942	(117)	20,664	30,489	12,260	(1,767)	23,170	33,663
Other non-operating (income) expenses	4,129	(191)	(23,864)	(19,926)	4,246	1,988	(31,814)	(25,580)
Income tax expense (benefit)¹	—	—	2,465	2,465	—	—	858	858
Net income (loss)	$6,597	$8,096	$(16,646)	$(1,953)	$(82)	$2,597	$(8,763)	$(6,248)

The following table reflects reportable segment assets as of March 31, 2017 and December 31, 2016:

Balance Sheet	As of March 31, 2017				As of December 31, 2016
(In thousands)	Solar	Wind	Corporate	Total	Solar	Wind	Corporate	Total
Total assets²	$573,894	$359,777	$1,520,729	$2,454,400	$556,452	$448,621	$1,443,206	$2,448,279

(1)	Income tax benefit is not allocated to the Company’s Solar and Wind segments.

(2)	Corporate assets include cash and cash equivalents, intercompany accounts receivable, other current assets and other assets.

18. OTHER COMPREHENSIVE INCOME (LOSS)
Comprehensive income (loss) represents a measure of all changes in equity that result from recognized transactions and other economic events other than transactions with owners in their capacity as owners. Other comprehensive income (loss) includes foreign currency translations and gains (losses) on hedging instruments.
The following table presents the changes in each component of accumulated other comprehensive income (loss), net of tax:

(In thousands)	Foreign Currency Translation Adjustments	Hedging Activities	Accumulated Other Comprehensive Income
Balance as of December 31, 2016	$13,801	$(2,972)	$10,829
Other comprehensive income (loss)	12,581	(2,468)	10,113
Less: other comprehensive income (loss) attributable to non-controlling interests	5,948	(1,653)	4,295
Balance as of March 31, 2017	$20,434	$(3,787)	$16,647

The following tables present the changes in each component of accumulated other comprehensive loss and the related tax effects for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31, 2017
(In thousands)	Before Tax	Tax Effect	Net of Tax
Foreign currency translation adjustments:	$12,581	$—	$12,581
Unrealized gain (loss) on hedging instruments	(2,468)	692	(1,776)
Net other comprehensive income (loss)	$10,113	$692	$10,805
Less: Other comprehensive income attributable to non-controlling interests, net of tax			4,759
Other comprehensive income attributable to Class A stockholders			$6,046

	Three Months Ended March 31, 2016
(In thousands)	Before Tax	Tax Effect	Net of Tax
Foreign currency translation adjustments:	$4,560	$—	$4,560
Unrealized gain (loss) on hedging instruments	(14,463)	—	(14,463)
Net other comprehensive income (loss)	$(9,903)	$—	$(9,903)
Less: Other comprehensive income attributable to non-controlling interests, net of tax			(7,847)
Other comprehensive income attributable to Class A stockholders			$(2,056)
19. SUBSEQUENT EVENTS
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
On June 15, 2017, the Company announced that its annual meeting of stockholders for 2017 had been scheduled for June 29, 2017.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis should be read in conjunction with our audited consolidated financial statements and related notes thereto included as part of our Annual Report on Form 10-K for the year ended December 31, 2016 filed on June 15, 2017 and our unaudited condensed consolidated financial statements for the three months ended March 31, 2017 and other disclosures included in this Quarterly Report on Form 10-Q. The results shown herein are not necessarily indicative of the results to be expected in any future period. Unless otherwise indicated or otherwise required by the context, references to “we,” “our,” “us,” or the “Company” refer to TerraForm Global, Inc. and its consolidated subsidiaries.

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
Recent Developments
Information regarding recent developments appears in Item 1. Business - Recent Developments in the Company's Annual Report on Form 10-K for the year ended December 31, 2016, which was filed on June 15, 2017, and in Item 1. Note 1 - Nature of Operations in this Quarterly Report on Form 10-Q, each of which is incorporated herein by reference.
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
Subject to market and other conditions, our long-term plan is to further expand and diversify our current portfolio by acquiring utility-scale and distributed assets located in our core markets and certain other jurisdictions, each of which we expect will also have a long-term PPA with a creditworthy counterparty. However, as discussed under Item 1. Note 1 - Nature of Operations - SunEdison Bankruptcy and Settlement Agreement with SunEdison, in connection with the Brookfield Transaction (as defined above), we entered into a Settlement Agreement (as defined above) with SunEdison (as defined above) to resolve our outstanding intercompany claims and defenses in connection with the SunEdison Bankruptcy (as defined above), and the Settlement Agreement has been approved by the bankruptcy court overseeing the SunEdison Bankruptcy. If the Settlement Agreement becomes effective, our existing rights to acquire certain projects from SunEdison will be terminated. Even if such rights are not terminated, as a result of the SunEdison Bankruptcy, we do not expect to acquire any additional projects from SunEdison. In addition, recent market conditions affecting companies in our sector generally have limited our ability to acquire and finance projects at attractive returns, so our ability to complete acquisitions on attractive terms or at all may be limited.

The following table lists the solar and wind power plants that comprise our portfolio as of March 31, 2017 and May 31, 2017:

Power Plant Name	Country	Power Plant Type	Gross Nameplate Capacity (MW) (1)	Net Capacity based on share of Economic Ownership (MW)(2)	Net Capacity based on share of Equity Ownership (MW)(2)	# of Sites	Weighted Average Remaining Duration of PPA (Years)(3)
Salvador	Brazil	Wind	203.2	203.2	203.2	9	16
Bahia	Brazil	Wind	103.5	103.5	103.5	5	16
Honiton	China	Wind	148.5	148.5	148.5	3	13
Dunhuang	China	Solar	18.0	18.0	18.0	1	16
Hanumanhatti	India	Wind	50.4	50.4	50.4	1	15
NSM Suryalabh	India	Solar	39.0	39.0	39.0	1	23
Gadag	India	Wind	31.2	31.2	31.2	1	12
NSM Sitara	India	Solar	31.0	31.0	31.0	1	23
NSM L’Volta	India	Solar	26.0	26.0	26.0	1	23
SE 25	India	Solar	25.0	25.0	25.0	1	20
NSM 24	India	Solar	24.0	24.0	24.0	1	21
Focal	India	Solar	23.0	23.0	23.0	2	24
Bhakrani	India	Wind	20.0	20.0	20.0	1	22
Millenium	India	Solar	9.3	9.3	9.3	1	20
Brakes	India	Solar	7.7	7.7	5.4	1	13
Raj 5	India	Solar	5.0	5.0	5.0	1	20
ESP Urja	India	Solar	5.0	5.0	5.0	1	20
Azure	India	Solar	5.0	5.0	5.0	1	20
Silverstar Pavilion	Malaysia	Solar	10.0	5.1	4.8	2	18
Fortune 11	Malaysia	Solar	5.1	4.8	2.4	1	18
Corporate Season	Malaysia	Solar	4.0	2.5	1.9	1	18
Boshof	South Africa	Solar	65.9	33.6	33.6	1	18
Witkop	South Africa	Solar	32.9	16.8	16.8	1	17
Soutpan	South Africa	Solar	31.0	15.8	15.8	1	17
NPS Star	Thailand	Solar	18.0	17.8	8.7	3	24
WXA	Thailand	Solar	17.8	17.8	8.7	3	24
PP Solar	Thailand	Solar	3.6	3.6	3.6	3	28
Alto Cielo	Uruguay	Solar	26.4	26.4	26.4	1	27
Total Portfolio as of March 31, 2017			989.5	919.0	895.2	50	17

Total Subsequent Additions			—	—	—	—
Total Portfolio as of May 31, 2017			989.5	919.0	895.2	50	17
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
Gigawatt Hours Sold
Gigawatt-hours (“GWh”) sold refers to the actual volume of electricity generated and sold by the Company’s power plants during a particular period. Management tracks gigawatt-hours sold as an indicator of the ability to recognize revenue from the generation of electricity at the Company’s power plants. Our total GWh sold for the three months ended March 31, 2017 was 539.0 GWh as compared to 505.9 GWh for the same period in the prior year.
Consolidated Results of Operations

	Three Months Ended March 31,
(In thousands)	2017	2016
Operating revenues, net	$56,484	$47,686
Operating costs and expenses:
Cost of operations	11,339	10,232
General and administrative	18,969	10,184
Acquisition, formation and related costs	—	10,005
Depreciation, accretion and amortization	15,101	14,572
Total operating costs and expenses	45,409	44,993
Operating income	11,075	2,693
Other expense (income):
Loss (gain) on extinguishment of debt	6,767	(6,261)
Interest expense, net	30,489	33,663
Gain on foreign currency exchange	(21,642)	(12,349)
Other income, net	(5,051)	(6,970)
Total other expenses, net	10,563	8,083
Income (loss) before income tax expense	512	(5,390)
Income tax expense	2,465	858
Net loss	$(1,953)	$(6,248)
Less: loss attributable to non-controlling interests	(240)	(1,616)
Net loss attributable to TerraForm Global, Inc. Class A common stockholders	$(1,713)	$(4,632)
In our results of operations, we define existing power plants as any power plant which was operational from the first day of the respective reporting period. Power plants acquired from a third party relate to any power plant acquired during the respective reporting period. Power plants achieving commercial operations are power plants with a commercial operation date within the respective reporting period. Alto Cielo, which was acquired on April 8, 2016, is the only non-comparable acquisition between the three months ended March 31, 2017 and 2016.
Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016
Operating Revenues, net
Operating revenues, net for the three months ended March 31, 2017 and 2016 were as follows:

	Three Months Ended March 31,
(In thousands, other than MW and GWh data)	2017	2016	Change
Wind	$24,267	$18,947	$5,320
Solar	32,217	28,739	3,478
Total	$56,484	$47,686	$8,798
Net capacity (MW)(1)(2)	919.0	890.0	29.0
GWh sold	539.0	506.0	33.0

(1)	Operational at end of period.

(2)	Net capacity represents the maximum generating capacity at standard test conditions of a power plant multiplied by our percentage of economic ownership of that power plant.
Operating revenues, net increased by $8.8 million during the three months ended March 31, 2017, compared to the same period in 2016. Wind energy power plants accounted for $5.3 million of additional revenue, net during the three months ended March 31, 2017 compared to the same period in the prior year, due primarily to increased production in Brazil offset by decreased production in China and India. Solar energy power plants accounted for $3.5 million of additional revenue during the three months ended March 31, 2017 compared to the same period in the prior year, due primarily to (i) the acquisition of Alto Cielo, which occurred on April 8, 2016, (ii) favorable currency exchange rates in South Africa and (iii) increased production in power plants in Thailand.
Cost of Operations
Cost of operations for the three months ended March 31, 2017 and 2016 was as follows:

	Three Months Ended March 31,
(In thousands)	2017	2016	Change
Cost of operations	$11,339	$10,232	$1,107

Cost of operations for the three months ended March 31, 2017 and 2016 was $11.3 million and $10.2 million, respectively. Cost of operations increased $1.1 million during the three months ended March 31, 2017 compared to the same period in 2016 due to the acquisition of Alto Cielo, which occurred on April 8, 2016.
General and Administrative Expense
General and administrative expense for the three months ended March 31, 2017 and 2016 was as follows:

	Three Months Ended March 31,
(In thousands)	2017	2016	Change
General and Administrative Expense	$18,969	$10,184	$8,785

General and administrative expense for the three months ended March 31, 2017 and 2016 was $19.0 million and $10.2 million, respectively. General and administrative expense increased by $8.8 million compared to the three months ended March 31, 2016 due to increased costs associated with operating as a stand-alone organization, including professional, legal, and consulting fees.
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
Acquisition, Formation and Related Costs
Acquisition, formation and related costs are zero for the three months ended March 31, 2017 compared to $10.0 million for the same period in 2016, as there were no acquisitions during the three months ended March 31, 2017.
Depreciation, Accretion and Amortization
Depreciation, accretion and amortization expense increased from $14.6 million for the three months ended March 31, 2016 to $15.1 million for the three months ended March 31, 2017 due to the acquisition of Alto Cielo in April 2016.
Loss (Gain) on Extinguishment of Debt, net
A loss on the extinguishment of debt of $6.8 million was recognized for the three months ended March 31, 2017, a decrease of $13.0 million compared to the same period in 2016. This decrease was due to Global Operating LLC permanently reducing to zero and terminating the revolving commitments under the Company's corporate level revolving credit facility (the "Revolver") on March 31, 2017.
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

Interest Expense, net
Interest expense, net for the three months ended March 31, 2017 and 2016 was as follows:

	Three Months Ended March 31,
(In thousands)	2017	2016	Change
Corporate level	$20,664	$23,170	$(2,506)
Project level:
Solar	9,942	12,260	(2,318)
Wind	(117)	(1,767)	1,650
Total interest expense, net	$30,489	$33,663	$(3,174)

Interest expense, net decreased by $3.2 million during the three months ended March 31, 2017 compared to the same period in 2016. The decrease was primarily driven by a decrease in amortization of the deferred financing fees relating to the Revolver. In March 2017, the Company permanently reduced to zero and terminated the revolving commitments under the Revolver, and as such the Company wrote off the remaining portion of the Revolver's deferred financing fees as a loss on extinguishment of debt.
As a result of the SunEdison Bankruptcy, we do not expect SunEdison to perform under the Interest Payment Agreement going forward, in which case we expect to continue servicing out debt obligations with current liquidity and cash flows from operations. See Item 1. Note 16 - Related Parties - Interest Payment Agreement for additional information on the Interest Payment Agreement.

Gain on Foreign Currency Exchange, net
Net gain on foreign currency exchange was $21.6 million for the three months ended March 31, 2017 versus a net gain of $12.3 million for the three months ended March 31, 2016, resulting in an increase of $9.3 million. This change is primarily due to an increased gain of $6.1 million related to the impact of revaluation to the U.S. dollar of plant assets and liabilities denominated in foreign currencies and foreign currency exchange rates on intercompany loans, in addition to the benefit of a lower net loss of $3.2 million on foreign currency forward contracts that matured during the three months ended March 31, 2017 versus the same period in 2016.
Other Income, net
Other income, net was $5.1 million for the three months ended March 31, 2017 compared to $7.0 million for the same period in 2016. The decrease was due to the receipt of damages payments from contractors in South Africa during the first quarter of 2016.
Income Tax Provision
The income tax expense was $2.5 million for the three months ended March 31, 2017, compared to $0.9 million for the three months ended March 31, 2016. For the three months ended March 31, 2017, the overall effective tax rate was different than the statutory rate of 35.0% primarily due to valuation allowances, tax holiday benefits, projected minimum taxes in foreign jurisdictions, and presumed profits taxes in Brazil. As of March 31, 2017, most jurisdictions were in a net deferred tax asset position. A valuation allowance is recorded against the deferred tax assets primarily because of the historical losses in those jurisdictions.

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
Specifically, our controlling shareholder, SunEdison, Inc., and certain of its affiliates voluntarily filed for protection under Chapter 11 of the U.S. Bankruptcy Code on April 21, 2016 (the "SunEdison Bankruptcy"). We believe that we have observed formalities and operating procedures to maintain our separate existence, that our assets and liabilities can be readily identified as distinct from those of SunEdison and that we do not rely substantially on SunEdison for funding or liquidity and will have sufficient liquidity to support our ongoing operations. Our contingency planning with respect to the SunEdison Bankruptcy has included and will include, among other things, establishing stand-alone information technology, accounting and other critical systems and infrastructure, directly hiring employees necessary to operate our business and establishing employee retention efforts, retaining third parties to provide O&M and asset management services for our power plants where we do not perform these services ourselves and the pursuit of strategic alternatives.
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
Additionally, covenant defaults may occur in the future under the indenture governing the Senior Notes in the event of further delays in the filing of our periodic reports with the SEC. There can be no assurance that we will be able to file our periodic reports with the SEC within the periods currently required under the indenture governing the Senior Notes or that the holders of the Senior Notes will agree to any required extension of financial statement filing dates on acceptable terms or at all. A default on the Senior Notes would permit the trustee or the holders of at least 25.0% in aggregate principal amount of notes outstanding to accelerate the Senior Notes. The Company would likely not have sufficient liquidity to meet this obligation, which could have a material adverse effect on our business, results of operations, financial condition and ability to pay dividends.
The risk of substantive consolidation of the Company with SunEdison and inclusion in the SunEdison Bankruptcy, as well as the risk of future covenant defaults under the indenture governing the Senior Notes, raise substantial doubt about the Company’s ability to continue as a going concern.
Liquidity Position
Total liquidity as of May 31, 2017 was approximately $657.6 million, comprised of unrestricted cash and cash equivalents. The unrestricted cash and cash equivalents balance as of May 31, 2017 was comprised of $565.3 million and $92.2 million unrestricted cash and cash equivalents at the corporate and project level, respectively. Unrestricted cash held at our project companies is available for project expenses but not available for corporate use. Total corporate liquidity excludes availability under the Revolver as a result of the reduction to zero and termination of the revolving commitments under our Revolver on March 31, 2017, as further described in Item 1. Note 7 - Long-term Debt. On September 2, 2016, Global Operating LLC entered into a second supplemental indenture to the indenture governing the Senior Notes, under which Global Operating LLC agreed to repay the borrowing currently outstanding (other than the outstanding letters of credit) under the Revolver, as well as to restrictions on the ability of Global Operating LLC to further borrow under the Revolver until the earlier of March 8, 2017 or such time as SunEdison and its subsidiaries (other than the Company, TerraForm Power, Inc. (together with its subsidiaries, “TerraForm Power”) and their respective subsidiaries) have disposed of all or substantially all of their equity interests in the Company and an offer has been made to repurchase the outstanding Senior Notes at a purchase price in cash at least equal to 101.0% of their principal amount, plus accrued and unpaid interest, if any, to the repurchase date (or a binding agreement to make such an offer has been entered into). Subsequently, on March 31, 2017, Global Operating LLC permanently reduced to zero and terminated the revolving commitments under the Revolver and entered into a fifth amendment (the “Fifth Amendment”) to the Revolver. As a result, no availability under our Revolver was included in our liquidity position as of May 31, 2017. Management believes that the Company’s liquidity position and cash flows from operations will be adequate to finance operating and maintenance capital expenditures, service debt and other liquidity commitments. Management continues to regularly monitor the Company’s ability to finance the needs of the operating, financing and investing activities of our business in light of current conditions affecting us and within the dictates of prudent balance sheet management.
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

Uses of Liquidity
Our principal requirements for liquidity and capital resources, other than for operating our business, can generally be categorized by the following: (i) debt service obligations; (ii) funding acquisitions, if any; and (iii) if and when declared by the Company, cash dividends to stockholders. Generally, once commercial operation is achieved, solar and wind power plants do not require significant capital expenditures to maintain operating performance. As of March 31, 2017, the cash consideration to be paid on account of our pending BioTherm acquisition was approximately $9.8 million.
Debt Service Obligations
The aggregate amounts of payments on long-term debt due after March 31, 2017 are as follows:

(In thousands)	Maturities
Maturities of long-term debt:	Remaining in 2017	2018	2019	2020	2021	Thereafter	Total
Corporate	$—	$—	$—	$—	$—	$753,152	$753,152
Project level	9,360	9,798	14,829	17,889	21,401	283,411	356,688
Total debt	$9,360	$9,798	$14,829	$17,889	$21,401	$1,036,563	$1,109,840
Certain of our project level financing agreements contain provisions that provide the lenders with the right to accelerate debt maturity as a result of non-compliance with loan covenants. Therefore, these debt balances were reclassified from long-term to current as of December 31, 2016 and March 31, 2017. We have received waivers and/or forbearance agreements with respect to certain of these defaults, and we are currently working with our project lenders to cure such defaults; however, no assurance can be given that such defaults will be cured in a timely manner or at all.

Acquisitions

The Company expects to continue to acquire additional power plant assets. However, other than the BioTherm transaction discussed elsewhere herein, the Company has no commitments to make any such acquisitions.

Interest Payment Agreement
Immediately prior to the completion of the IPO on August 5, 2015, we entered into the Interest Payment Agreement with SunEdison (the "Interest Payment Agreement"), pursuant to which SunEdison agreed to pay an aggregate amount equal to all of the scheduled interest of up to $81.2 million on the Senior Notes until December 31, 2016, and up to an aggregate of $40.0 million in 2017, $30.0 million in 2018, $20.0 million in 2019 and $10.0 million in 2020, plus any interest due on any payment not remitted when due. SunEdison’s interest support payments due to the Company have been reduced by $2.9 million as a result of the $49.6 million of the Senior Notes that were extinguished under the open market repurchase program that began in December 2015 and continued through January 2016. SunEdison will not be obligated to pay any amounts due under the Senior Notes in connection with an acceleration of the payment of the principal amount of such indebtedness.
Upon expiration of the Distribution Forbearance Period (as described in Item 1. Note 16 - Related Parties), Global LLC will be entitled to set off any amounts owing by SunEdison pursuant to the Interest Payment Agreement against any and all amounts owed by Global LLC to SunEdison under the distribution provisions of the Global LLC Operating Agreement, and Global LLC may pay such amounts to Global Operating LLC. For the three months ended March 31, 2017, SunEdison made no payments to Global LLC related to interest payments on the Senior Notes.
The Interest Payment Agreement terminates upon payment by SunEdison of all amounts owing thereunder. It may, however, be terminated prior to that by mutual written agreement of SunEdison and Global Operating LLC and will automatically terminate upon the repayment in full of the outstanding principal amount of the Senior Notes or a change of control of the Company, Global LLC or Global Operating LLC. The agreement may also be terminated at the election of SunEdison, Global LLC or Global Operating LLC if any of them experiences certain events relating to bankruptcy or insolvency. Any decision by Global LLC or Global Operating LLC to terminate the Interest Payment Agreement must have the prior approval of the Corporate Governance and Conflicts Committee of the Company’s Board of Directors.
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
Cash Dividends to Investors
Prior to the execution of the Merger Agreement, as a result of the SunEdison Bankruptcy, the limitations on our ability to access the capital markets for our corporate debt and equity securities, and other risks that we face as detailed in this Quarterly Report on Form 10-Q and the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, we believed it was prudent to defer any decisions on paying dividends to our stockholders. Under the Merger Agreement, we are restricted from declaring or paying dividends prior to the consummation of the Brookfield Transaction. In the event that the Brookfield Transaction is not consummated and the Merger Agreement is terminated or expires, if and when we believe it is prudent to do so, we intend to cause Global LLC to distribute to its unit-holders in the form of a quarterly distribution a portion of the cash available for distribution that is generated each quarter after appropriate reserves for our working capital needs and the prudent conduct of our business. In turn, we expect to use the amount of cash available for distribution that we receive from such distribution to pay quarterly dividends to the holders of our Class A common stock. The cash available for distribution is likely to fluctuate from quarter to quarter and in some cases significantly if any power plants experience higher than normal downtime as a result of equipment failures, electrical grid disruption or curtailment, weather disruptions or other events beyond our control. We expect our dividend payout ratio to vary as we intend to maintain or increase our dividend despite variations in our cash available for distribution from period to period. The amount of cash available for distribution from period to period may also be adversely affected by other factors, such as SunEdison’s failure to perform substantially as obligated under its agreements with us, including the Interest Payment Agreement. As a result of the notice from SunEdison purporting to terminate the Interest Payment Agreement in July 2016, we do not expect SunEdison to perform under the Interest Payment Agreement going forward, including its obligation to pay to us up to an aggregate amount of $40.0 million in 2017, $30.0 million in 2018, $20.0 million in 2019 and $10.0 million in 2020, plus any interest due on any payment not remitted when due. See “Liquidity and Capital Resources - Interest Payment Agreement” above. We also expect to incur higher costs as we transition away from our historical dependence on SunEdison for corporate, management, administrative, project and other services and perform these services ourselves or hire substitute providers. See “Consolidated Results of Operations-Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016- General and Administrative Expense” above. For additional information on these and other factors that may adversely affect the amount of cash available for distribution and, in turn, our ability to pay any dividend in future periods, see Item 1A. Risk Factors - Risks Inherent in an Investment in TerraForm Global, Inc. - We may not be able to pay comparable or growing cash dividends to holders of our Class A common stock in the future in our Annual Report on Form 10-K for the year ended December 31, 2016, which was filed on June 15, 2017. Please refer to the disclosures included elsewhere in this Quarterly Report on Form 10-Q for additional information about the adverse impact of the SunEdison Bankruptcy on us and other risks and uncertainties we face.
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
We have not declared or paid a dividend since March 17, 2016. Under the Merger Agreement, we are restricted from declaring or paying dividends prior to the consummation of the Brookfield Transaction.
In addition, the covenants contained in the indenture governing the Senior Notes limit our ability to pay dividends and make certain investments and other restricted payments.
Cash Flow Discussion
We use traditional measures of cash flow, including net cash provided by operating activities, net cash provided by investing activities and net cash provided by financing activities to evaluate our periodic cash flow results.

Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016
The following table reflects the changes in cash flows for the comparative periods:

	Three Months Ended March 31,
(In thousands)	2017	2016	Change
Net cash used in operating activities	$(13,186)	$(7,228)	$(5,958)
Net cash provided by investing activities	1,084	24,114	(23,030)
Net cash used in financing activities	(4,733)	(22,829)	18,096
Net Cash Used in Operating Activities
Net cash used in operating activities for the three months ended March 31, 2017 was $13.2 million, compared to net cash used in operating activities for the three months ended March 31, 2016 of $7.2 million. The decrease in net cash used in operations of $6.0 million was partly driven by cost of operations resulting from existing and acquired plants, as well as general and administrative costs.
Net Cash Provided by Investing Activities
Net cash provided by investing activities for the three months ended March 31, 2017 was $1.1 million compared to $24.1 million for the three months ended March 31, 2016. The decrease in net cash provided by investing activities of $23.0 million was driven by an increase in restricted cash of $42.6 million as less cash became available for use in the three months ended March 31, 2017 as compared to the three months ended March 31, 2016 and a decrease in capital expenditures from 2016 to 2017 of $29.9 million as more projects were under development during 2016.
Net Cash Used in Financing Activities
Net cash used in financing activities for the three months ended March 31, 2017 was $4.7 million and net cash used in financing activities for the three months ended March 31, 2016 was $22.8 million. The decrease in net cash used in financing activities of $18.1 million was driven by $35.4 million of cash used to repay the Senior Notes, $30.7 million of cash used to pay dividends and a net $7.4 million borrowed for project debt financing in the three months ended March 31, 2016, offset by cash provided by net parent investments in the amount of $46.0 million for the same period.

Off-Balance Sheet Arrangements
As of March 31, 2017, the Company did not have any off-balance sheet arrangements. As of December 31, 2016, the Company had one outstanding $0.4 million letter of credit issued in August 2016 under the Revolver in support of the Alto Cielo acquisition. This letter of credit was terminated on March 23, 2017 in connection with the Fifth Amendment.

Recently Issued Accounting Standards
See Item 1. Note 1 - Nature of Operations for information regarding recently issued accounting standards that are relevant to the Company.
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
Some of the important factors that could cause actual results to differ materially from our expectations, or cautionary statements, are listed below and further disclosed under the section entitled Item 1A. Risk Factors in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, which was filed on June 15, 2017:

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

•
risks related to the settlement agreement entered into among the Company, SunEdison and certain of their respective affiliates to resolve, among other things, the intercompany claims between the Company and SunEdison in the SunEdison Bankruptcy;

•
risks related to events of default and potential events of default arising under (i) the indenture governing our 9.75% Senior Notes due 2022 (the “Senior Notes”) and/or (ii) project level financings and other agreements related to the SunEdison Bankruptcy, our failure to complete corporate and/or project level audits, SunEdison’s failure to perform its obligations under project level agreements, and/or related adverse effects on our business and operations (including the delay in the filing of our periodic reports with the SEC and other factors;

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

•	the variability of wind and solar resources, which may result in lower than expected output of our renewable energy facilities;

•	our ability to expand into new business segments or new geographies;

•	departure of some or all of the employees providing services to us, particularly executive officers, key employees, or O&M or asset management personnel;

•	pending and future litigation;

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

The Company disclaims any obligation to publicly update or revise any forward-looking statement to reflect changes in underlying assumptions, factors, or expectations, new information, data, or methods, future events, or other changes, except as required by law. The foregoing list of factors that might cause results to differ materially from those contemplated in the forward-looking statements should be considered in connection with information regarding risks and uncertainties, which are described in this Quarterly Report on Form 10-Q and the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, as well as additional factors we may describe from time to time in other filings with the SEC. You should understand that it is not possible to predict or identify all such factors and, consequently, you should not consider any such list to be a complete set of all potential risks or uncertainties.

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
Interest Rate Risk
As of March 31, 2017, our corporate level debt consisted of the Senior Notes (fixed rate). The estimated fair value of our corporate level debt was approximately $854.2 million and the outstanding amount of our corporate level debt was $753.2 million. We estimate that a 100 bps, or 1.0%, increase or decrease in market interest rates for this debt would have decreased or increased the fair value of our long-term debt by $35.2 million.
As of March 31, 2017, our project level debt was at both fixed and variable rates. The estimated fair value of our project level debt was $400.1 million and the outstanding amount of our project level debt was $356.7 million. We have entered into interest rate derivatives to swap certain of our variable rate project level debt to a fixed rate. Although we intend to use hedging strategies to mitigate our exposure to interest rate fluctuations, we may not hedge all of our interest rate risk and, to the extent we enter into interest rate hedges, our hedges may not necessarily have the same duration as the associated indebtedness. Our exposure to interest rate fluctuations will depend on the amount of indebtedness that bears interest at variable rates, the time at which the interest rate is adjusted, the amount of the adjustment, our ability to prepay or refinance variable rate indebtedness when fixed rate debt matures and needs to be refinanced and hedging strategies we may use to reduce the impact of any increases in rates. We estimate that a hypothetical 100 bps, or 1.0%, increase or decrease in our variable interest rates pertaining to interest rate swaps would have decreased or increased our earnings by $1.7 million for the three months ended March 31, 2017.
Foreign Currency Risk
During the three months ended March 31, 2017 and the year ended December 31, 2016, all of our revenues were generated outside of the United States in Brazilian real, Chinese yuan renminbi, Indian rupee, Malaysian ringgit, South African rand, Thai baht, and U.S. dollars, and were translated into the U.S. dollar, which is our reporting currency. The PPAs, O&M agreements, financing agreements and other contractual arrangements in our current portfolio are denominated in Brazilian real, Chinese yuan renminbi, Indian rupee, Malaysian ringgit, South African rand, Thai baht, U.S. dollars and Uruguayan pesos.
We use currency forward contracts in certain instances to mitigate the financial market risks of fluctuations in foreign currency exchange rates. We manage our foreign currency exposures through the use of these currency forward contracts to reduce risks arising from the change in fair value of certain assets and liabilities denominated in foreign currencies. The objective of these practices is to minimize the impact of foreign currency fluctuations on our operating results. We estimate that a hypothetical 100 bps, or 1.0%, increase and decrease in foreign currency exchange rates against the U.S. dollar would have the following impacts on our earnings for the three months ended March 31, 2017:

(In thousands)	-100 BPS	+100 BPS
Brazilian real	(652)	639
Chinese yuan renminbi	(193)	189
Indian rupee	(565)	554
Malaysian ringgit	(46)	45
South African rand	(226)	222
Thai baht	(78)	76
Total impact	(1,760)	1,726
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
Additionally, covenant defaults may occur in the future under the indenture governing the Senior Notes in the event of further delays in the filing of our periodic reports with the SEC. There can be no assurance that we will be able to file our periodic reports with the SEC within the periods currently required under the indenture governing the Senior Notes or that the holders of the Senior Notes will agree to any required extension of financial statement filing dates on acceptable terms or at all. A default on the Senior Notes would permit the trustee or the holders of at least 25.0% in aggregate principal amount of notes outstanding to accelerate the Senior Notes. The Company would likely not have sufficient liquidity to meet this obligation, which could have a material adverse effect on our business, results of operations, financial condition and ability to pay dividends.
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

Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
As disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016, which was filed on June 15, 2017, management identified material weaknesses in the Company’s internal control over financial reporting. We carried out an evaluation as of March 31, 2017, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were ineffective as of March 31, 2017 due to previously identified material weaknesses, as described in Item 9A. Controls and Procedures in our Annual Report on Form 10-K for the year ended December 31, 2016.
Notwithstanding such material weaknesses in internal control over financial reporting, our management concluded that our unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q fairly present, in all material respects, the Company’s financial position, results of operations and cash flows as of the dates, and for the periods presented, in conformity with generally accepted accounting principles.
Remediation Plan

The Company continues to develop and implement our remediation plan as described in Item 9A. Controls and Procedures in our Annual Report on Form 10-K for the year ended December 31, 2016.

PART II. Other Information
Item 1. Legal Proceedings.
For a description of our legal proceedings, see Item 1. Note 15 - Commitments and Contingencies to our unaudited condensed consolidated financial statements.
Item 1A. Risk Factors.
In addition to the information set forth elsewhere in this Quarterly Report on Form 10-Q, you should carefully consider the factors under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016, which was filed on June 15, 2017. These risks could materially and adversely affect our business, financial condition and results of operations. There have been no material changes in the Company's risk factors from those described in our Form 10-K for the year ended December 31, 2016.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
Senior Notes
See Item 1. Note 7 - Long-Term Debt to our unaudited condensed consolidated financial statements for a description of notices of default received by the Company under the Senior Notes.

Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None.
Item 6. Exhibits.
See the Exhibit Index following the signature page of this report.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TERRAFORM GLOBAL, INC.

		By:	/s/ Rebecca J. Cranna
Date:	June 27, 2017		Name:	Rebecca J. Cranna
			Title:	Executive Vice President and Chief Financial Officer (Principal financial officer)

EXHIBIT INDEX

Number	Description
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

10.1
Fifth Amendment to Credit and Guaranty Agreement, dated as of March 31, 2017, by and among TerraForm Global Operating, LLC, and other credit parties party thereto, Goldman Sachs Bank USA, as a lender and as a representative agent and the other lenders party thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 6, 2017)

10.2
Settlement Agreement and Mutual Release, dated as of May 26, 2017, by and between TerraForm Global, Inc., TerraForm Global, LLC, TerraForm Global Brazil Holding B.V., TERP GLBL Brasil I Participacoes Ltda. and Renova Energia, S.A. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 30, 2017)

10.3
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