Form 10-Q
period 2017-06-30
TERRAFORM GLOBAL, INC.
filed 2017-08-09
CIK 1620702

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _____________________________________________________________________________
FORM 10-Q
 _____________________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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

As of July 31, 2017, there were 112,970,826 shares of Class A common stock outstanding, 61,343,054 shares of Class B common stock outstanding, and no shares of Class B1 common stock outstanding.

TerraForm Global, Inc. and Subsidiaries
Table of Contents
Form 10-Q

PART I - Financial Information

Item 1. Financial Statements

TERRAFORM GLOBAL, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Operating revenues, net	$62,502	$56,430	$118,986	$104,116
Operating costs and expenses:
Cost of operations	11,695	11,797	23,034	22,029
General and administrative	20,366	14,225	39,335	24,409
Acquisition, formation and related costs	—	83	—	10,088
Depreciation, accretion and amortization	21,209	13,025	36,310	27,597
Total operating costs and expenses	53,270	39,130	98,679	84,123
Operating income	9,232	17,300	20,307	19,993
Other expense (income):
Loss (gain) on the extinguishment of debt	—	526	6,767	(5,735)
Interest expense, net	28,968	28,975	59,457	62,638
Gain on foreign currency exchange	(1,295)	(13,882)	(22,937)	(26,231)
Other income, net	(3,181)	(6,061)	(8,232)	(13,031)
Total other expenses, net	24,492	9,558	35,055	17,641
(Loss) income before income tax expense	(15,260)	7,742	(14,748)	2,352
Income tax expense	2,485	2,061	4,950	2,919
Net (loss) income	(17,745)	5,681	(19,698)	(567)
Less:(loss) income attributable to non-controlling interests	(7,364)	4,584	(7,604)	2,968
Net (loss) income attributable to TerraForm Global, Inc. Class A common stockholders	$(10,381)	$1,097	$(12,094)	$(3,535)

Weighted average number of shares:
Class A common stock - Basic and Diluted	112,944	106,856	113,099	106,856
Loss per share:
Class A common stock - Basic and Diluted	$(0.09)	$0.01	$(0.11)	$(0.03)
See accompanying notes to unaudited condensed consolidated financial statements.

TERRAFORM GLOBAL, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net (loss) income	$(17,745)	$5,681	$(19,698)	$(567)
Other comprehensive (loss) income:
Net foreign currency translation adjustments	(28,811)	34,225	(16,230)	38,782
Net unrealized gain (loss) on hedging instruments	3,747	2,139	1,971	(12,324)
Other comprehensive (loss) income, net of tax	(25,064)	36,364	(14,259)	26,458
Total comprehensive (loss) income	$(42,809)	$42,045	$(33,957)	$25,891
Less: Comprehensive (loss) income attributed to non-controlling interest:
Net (loss) income	(7,364)	4,584	(7,604)	$2,968
Net foreign currency translation adjustments	(11,431)	13,453	(5,483)	15,285
Net unrealized income (loss) on hedging instruments	2,513	1,433	1,323	(8,249)
Comprehensive (loss) income attributed to non-controlling interest	(16,282)	19,470	(11,764)	10,004
Comprehensive (loss) income attributed to Class A common stockholders	$(26,527)	$22,575	$(22,193)	$15,887
See accompanying notes to unaudited condensed consolidated financial statements.

TERRAFORM GLOBAL, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	June 30,	December 31,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$650,241	$680,893
Current portion of restricted cash, including consolidated variable interest entities of $76,556 in 2017 and $64,786 in 2016	82,022	79,294
Accounts receivable, net	37,744	37,596
Prepaid expenses and other current assets, including consolidated variable interest entities of $79,429 in 2017 and $85,501 in 2016	124,908	102,555
Total current assets	894,915	900,338
Power plants, net, including consolidated variable interest entities of $388,140 in 2017 and $431,686 in 2016	1,355,235	1,355,362
Restricted cash	15,196	16,482
Intangible assets, net, including consolidated variable interest entities of $57,479 in 2017 and $56,077 in 2016	85,129	82,450
Deposit for acquisitions, net	47,019	48,274
Other assets	46,851	45,373
Total assets	$2,444,345	$2,448,279
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt, including consolidated variable interest entities of $315,530 in 2017 and $314,928 in 2016	$327,749	$327,459
Accounts payable	12,325	12,009
Accrued expenses and other current liabilities, including consolidated variable interest entities of $54,018 in 2017 and $44,633 in 2016	143,741	119,179
Due to affiliates, net	9,786	16,084
Total current liabilities	493,601	474,731
Long-term debt, less current portion	761,329	758,609
Asset retirement obligations	11,522	10,310
Other long-term liabilities including consolidated variable interest entities of $50,629 in 2017 and $5,813 in 2016")	1,498	6,810
Deferred tax liabilities, including consolidated variable interest entities of $35,697 in 2017 and $40,817 in 2016	55,488	52,106
Total liabilities	1,323,438	1,302,566
Stockholders’ Equity:
Preferred stock, par value $0.01 per share, 50,000,000 shares authorized, no shares issued and outstanding at June 30, 2017 or December 31, 2016	—	—
Class A common stock, par value $0.01 per share, 2,750,000,000 shares authorized, 112,970,826 shares issued and outstanding at June 30, 2017, 113,253,681 shares issued and outstanding at December 31, 2016	1,129	1,132
Class B common stock, par value $0.01 per share, 200,000,000 shares authorized, 61,343,054 shares issued and outstanding at June 30, 2017 and December 31, 2016	613	613
Class B1 common stock, par value $0.01 per share, 550,000,000 shares authorized, no shares issued or outstanding at June 30, 2017 or December 31, 2016	—	—
Treasury stock	(5,166)	(4,739)
Additional paid-in capital	957,932	940,405
Accumulated deficit	(278,336)	(266,242)
Accumulated other comprehensive income	2,020	12,119
Total TerraForm Global, Inc. stockholders’ equity	678,192	683,288
Non-controlling interests	442,715	462,425
Total stockholders’ equity	1,120,907	1,145,713
Total liabilities and stockholders’ equity	$2,444,345	$2,448,279
See accompanying notes to unaudited condensed consolidated financial statements.

TERRAFORM GLOBAL, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands)

	Controlling Interests													Non-controlling Interests
	Net SunEdison Investment	Class A Common Stock		Class B Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)				Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)		Total Stockholders’ Equity
		Shares	Amount	Shares	Amount	Shares	Amount				Total		Capital			Total
Balance at December 31, 2015	$—	114,630	$1,146	61,343	$613	5	$(28)	$923,740	$(213,210)	$(11,181)	$701,080	—	$609,225	$(117,975)	$(9,678)	$481,572	$1,182,652
Class A shares forfeited on termination of employment	—	(1,376)	(14)	—	—	—	—	14	—	—	—		—	—	—	—	—
Treasury Shares	—	—	—	—	—	254	(4,711)	—	—	—	(4,711)		—	—	—		(4,711)
Stock-based compensation	—	—	—	—	—	—	—	3,646	—	—	3,646		—	—	—	—	3,646
Net loss	—	—	—	—	—	—	—	—	(53,032)	—	(53,032)		—	(25,466)	—	(25,466)	(78,498)
Net SunEdison Investment	—	—	—	—	—	—	—	—	—	—	—		39,170	—	—	39,170	39,170
Other comprehensive income	—	—	—	—	—	—	—	—	—	23,300	23,300		—	—	11,378	11,378	34,678
Dividends paid	—	—	—	—	—	—	—	(30,674)	—	—	(30,674)		—	—	—	—	(30,674)
Dividends payable - SUNE Class B	—	—	—	—	—	—	—	—	—	—	—		(550)	—	—	(550)	(550)
Transfer of Equity interest from NCI to CI	—	—	—	—	—	—	—	14,781	—	—	14,781		(14,781)	—	—	(14,781)	—
Equity reallocation	—	—	—	—	—	—	—	28,898	—	—	28,898		(28,898)	—	—	(28,898)	—
Balance at December 31, 2016	$—	113,254	$1,132	61,343	$613	259	$(4,739)	$940,405	$(266,242)	$12,119	$683,288		$604,166	$(143,441)	$1,700	$462,425	$1,145,713
Class A shares forfeited on termination of employment	—	(428)	(4)	—	—	—	—	4	—	—	—	—	—	—	—	—	—
Class A shares - RSUs Vested	—	145	1	—	—	—	—	(1)	—	—	—		—	—	—	—	—
Treasury Shares	—	—	—	—	—	850	(427)	—	—	—	(427)	—	—	—	—	—	(427)
Stock-based compensation	—	—	—	—	—	—	—	1,818	—	—	1,818	—	—	—	—	—	1,818
Net loss	—	—	—	—	—	—	—	—	(12,094)	—	(12,094)	—	—	(7,604)	—	(7,604)	(19,698)
Net SunEdison Investment	—	—	—	—	—	—	—	5,258	—	—	5,258	—	2,502	—	—	2,502	7,760
Other comprehensive loss	—	—	—	—	—	—	—	—	—	(10,099)	(10,099)	—	—	—	(4,160)	(4,160)	(14,259)
Transfer of Equity interest from NCI to CI	—	—	—	—	—	—	—	11,740	—	—	11,740	—	(11,740)	—	—	(11,740)	—
Equity reallocation	—	—	—	—	—	—	—	(1,292)	—	—	(1,292)	—	1,292	—	—	1,292	—
Balance at June 30, 2017	$—	112,971	$1,129	61,343	$613	1,109	$(5,166)	$957,932	$(278,336)	2,020	$678,192		$596,220	$(151,045)	$(2,460)	$442,715	$1,120,907
See accompanying notes to unaudited condensed consolidated financial statements.

TERRAFORM GLOBAL, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended June 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(19,698)	$(567)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of deferred financing costs	1,284	1,768
Depreciation, amortization and accretion	36,310	27,597
Stock-based compensation expense	1,818	1,972
Change in fair value of interest rate swaps	1,814	4,638
Loss on disposal of property	885	—
Loss (gain) on extinguishment of debt	6,767	(5,735)
Unrealized gains on foreign currency, net	(29,823)	(21,239)
Deferred tax benefit	(557)	(511)
Other non-cash items	(2,348)	—
Changes in assets and liabilities:
Accounts receivable	1,324	3,366
Prepaid expenses and other current assets	(15,094)	7,037
Accounts payable, accrued expenses, and other current liabilities	10,224	(11,544)
Due to/from affiliates, net	(6,338)	(3,192)
Net cash (used in) provided by operating activities	(13,432)	3,590
Cash flows from investing activities:
Capital expenditures	(3,486)	(47,105)
Change in restricted cash	2,778	57,103
Cash paid for acquisitions, net of cash acquired	—	(32,128)
Cash acquired upon FERSA consolidation	—	8,022
Returns from BioTherm escrow and deposits	2,430	3,775
Net cash provided by (used in) investing activities	1,722	(10,333)
Cash flows from financing activities:
Repayments of the Senior Notes	—	(35,441)
Repayments of system debt financing	(7,906)	(29,477)
Net SunEdison investment	—	48,983
Dividends paid	—	(30,674)
Net cash used in financing activities	(7,906)	(46,609)
Net decrease in cash and cash equivalents	(19,616)	(53,352)
Effect of exchange rate changes on cash and cash equivalents	(11,036)	1,528
Cash and cash equivalents at beginning of period	680,893	922,318
Cash and cash equivalents at end of period	$650,241	$870,494
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
The proposed Merger was approved by the Board of Directors of the Company (the “Board”), following the recommendation of the Corporate Governance and Conflicts Committee of the Board (the “Conflicts Committee”). Completion of the Merger is expected to occur, subject to satisfaction of closing conditions, in the fourth quarter of 2017.
As a result of the Merger, each share of Class A common stock of TerraForm Global, Inc., par value $0.01 per share (the “Class A Shares”), issued and outstanding immediately prior to the effective time of the Merger (other than Class A Shares that are (i) owned by TerraForm Global, Inc., Parent or any of their direct or indirect wholly owned subsidiaries and not held on behalf of third parties, (ii) owned by stockholders who have perfected and not withdrawn a demand for appraisal rights pursuant to Section 262 of the Delaware General Corporation Law or (iii) held by any direct or indirect wholly owned subsidiary of the Company that is taxable as a corporation, will be converted into the right to receive per share Merger consideration equal to $5.10 per Class A Share in cash, without interest.
Concurrently with the execution and delivery of the Merger Agreement, SunEdison and certain of its affiliates executed and delivered a voting and support agreement with Brookfield and TerraForm Global, Inc. (the “Voting and Support Agreement”) pursuant to which SunEdison agreed to vote or cause to be voted any shares of common stock of TerraForm Global, Inc. held by it or any of its controlled affiliates in favor of the Merger and to take certain other actions to support the consummation of the Merger and the other transactions contemplated by the Merger Agreement (collectively, the "Brookfield Transaction"). The Voting and Support Agreement was approved by the bankruptcy court overseeing the SunEdison Bankruptcy (as defined below) on June 7, 2017.
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
On May 26, 2017, TerraForm Global, Inc., TerraForm Global, LLC, TerraForm Global Brazil Holding B.V. and TERP GLBL Brasil I Participacoes Ltda. entered into a Settlement Agreement and Mutual Release (the “Renova Settlement Agreement”) with Renova. The Renova Settlement Agreement resolves all disputes among the Company and Renova that are the subject of an ongoing arbitration proceeding in the Center for Arbitration and Mediation of the Chamber of Commerce Brazil-Canada (the “Renova Arbitration”). Concurrently with the execution of the Renova Settlement Agreement, Renova and Parent entered into a Purchase & Sale Agreement (the “PSA”) with respect to all of the shares of Class A common stock of TerraForm Global, Inc. owned by Renova (excluding the shares to be released from escrow to TerraForm Global, Inc. pursuant to the Renova Settlement Agreement). Pursuant to the terms of the PSA, Parent agreed to purchase 19,535,004 shares of Class A common stock of TerraForm Global, Inc. from Renova for a purchase price in cash of $4.75 per share, or $92,791,269 in the aggregate.
The effectiveness of the full releases contained in the Renova Settlement Agreement was subject to certain conditions set forth in the Renova Settlement Agreement (including, but not limited to, the execution and filing of a joint stipulation with the Center for Arbitration and Mediation of the Chamber of Commerce Brazil-Canada withdrawing with prejudice all of the claims and counterclaims made in the Renova Arbitration and the purchase of Renova’s shares of Class A common stock of TerraForm Global, Inc. by Parent). Additionally, the consummation of the share purchase contemplated by the PSA was subject to customary conditions to closing and was conditioned upon the satisfaction of certain conditions set forth in the Renova Settlement Agreement, including the effectiveness of the mutual releases and release of the shares in escrow.
The conditions to the effectiveness of the full releases in the Renova Settlement Agreement, as well as the conditions to the consummation of the share purchase contemplated by the PSA, were satisfied on June 29, 2017. As a result, the full releases provided for in the Renova Settlement Agreement became effective, and the share purchase contemplated by the PSA was consummated, on June 29, 2017.
Concurrently with the execution of the Renova Settlement Agreement and the PSA, TerraForm Global, Inc. and Parent entered into a letter agreement (the “Renova Letter Agreement”), pursuant to which Parent agreed that upon the later to occur of (i) the effective time as described in the Renova Settlement Agreement and (ii) the closing of the share purchase contemplated by the PSA (as defined and described below), the condition to the obligations of Parent and Merger Sub to effect the Merger set forth in Section 7.2(c) (Litigation Settlement) of the Merger Agreement, solely with respect to Renova’s claims in the Renova Arbitration, has been satisfied and the aggregate payment made by the Company (net of any amounts funded directly or indirectly by insurance proceeds) under the Renova Settlement Agreement in connection with the settlement of Renova’s claims in the Renova Arbitration will be deemed to be zero. This condition to the obligations of Parent and Merger Sub to effect the merger set forth in Section 7.2(c) (Litigation Settlement) of the Merger Agreement solely with respect to Renova’s claims in the Renova Arbitration was also satisfied on June 29, 2017.
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
The project level financing agreements for the Company’s two remaining levered power plants in India and its three power plants in South Africa contain provisions that provide the lenders with the right to accelerate debt maturity due to the SunEdison Bankruptcy because SunEdison is an original sponsor of the project and/or a party to certain material project agreements, such as O&M and engineering, procurement and construction related contracts. In addition, certain audited financial statements at the project level were delayed and may be delayed again in the future. Future delays would create defaults at the project level for the Company's levered power plants. If not cured or waived, these defaults may restrict the ability of the project companies to make distributions to the Company and may provide the lenders with the right to accelerate debt maturity. However, neither the Revolver nor the indenture governing the Senior Notes includes an event of default provision triggered by the SunEdison Bankruptcy, and none of the Company's PPAs includes a provision that would permit the offtake counterparty to terminate the PPA as a result of the SunEdison Bankruptcy.
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
On July 28, 2017, the bankruptcy court overseeing the SunEdison Bankruptcy entered an order confirming a plan of reorganization for SunEdison (the “SunEdison Plan”). Among other things, the SunEdison Plan would further implement the settlements, releases and terminations contemplated by the Settlement Agreement. If the SunEdison Plan becomes effective, a reorganized SunEdison would emerge from the SunEdison Bankruptcy and operate outside of the supervision of the bankruptcy court. There are numerous conditions to the effectiveness of the SunEdison Plan, including the completion of the Brookfield Transaction, and accordingly there can be no assurance that the SunEdison Plan will become effective, and such failure may adversely impact the Company’s business. However, the effectiveness of the SunEdison Plan is not a condition to the completion of the Brookfield Transaction.

Nasdaq Compliance

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
In addition, because the Company did not hold an annual meeting during 2016, the Company was not in compliance with Nasdaq Listing Rule 5620(a) (the “Annual Meeting Rule”), which requires the Company to hold an annual meeting of shareholders within twelve months of the end for the Company's fiscal year. On January 4, 2017, the Company received a notification letter from a Senior Director of Nasdaq Listing Qualification, which stated that the Company's failure to hold its annual meeting by December 31, 2016 serves as an additional basis for delisting the Company's securities and that the hearings panel would consider this matter in their decision regarding the Company's continued listing on the Nasdaq Global Select Market. On January 11, 2017, the Company submitted a response requesting an extension to hold an annual meeting and regain compliance with the Annual Meeting Rule. On March 20, 2017, the Company received a notification letter from a Hearings Advisor from the Nasdaq Office of General Counsel informing the Company that the hearings panel granted the Company's request for an extension until June 30, 2017 to regain compliance with Nasdaq’s continued listing requirements with respect to holding its annual meeting during the year ended December 31, 2016.
The Company filed its Annual Report on Form 10-K for the year ended December 31, 2016 with the Securities and Exchange Commission (the “SEC”) on June 15, 2017, filed its Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 with the SEC on June 27, 2017 and held its 2017 Annual Meeting on June 29, 2017. On June 30, 2017, the Company received a notification letter from a Hearings Advisor from the Nasdaq Office of General Counsel informing the Company that the Company has regained compliance with Nasdaq’s continued listing requirements and that the hearings panel has determined to continue the listing of the Company’s securities on the Nasdaq Stock Market.
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

On July 28, 2017, the bankruptcy court overseeing the SunEdison Bankruptcy entered an order confirming the SunEdison Plan. If the SunEdison Plan (which includes the completion of the Brookfield Transaction as a condition to its effectiveness) becomes effective, interested parties in the SunEdison Bankruptcy would no longer be able to seek substantive consolidation of the Company with SunEdison.
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
Additionally, covenant defaults may occur in the future under the indenture governing the Senior Notes in the event of delays in the filing of the Company’s periodic reports with the SEC. There can be no assurance that the Company will be able to file its periodic reports with the SEC within the periods currently required under the indenture governing the Senior Notes or that holders of the Senior Notes will agree to any required extension of financial statement filing dates on acceptable terms or at all. A default on the Senior Notes would permit the trustee or the holders of at least 25.0% in aggregate principal amount of notes outstanding to accelerate the Senior Notes. The Company would likely not have sufficient liquidity to meet this obligation, which could have a material adverse effect on its business, results of operations, financial condition and ability to pay dividends.
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
In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all material adjustments consisting of normal and recurring adjustments necessary to present fairly the Company’s unaudited condensed consolidated financial position as of June 30, 2017, and the results of operations, comprehensive income and cash flows for the three and six months ended June 30, 2017 and 2016.
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

2. ACQUISITIONS
2017 Pending Acquisition
Acquisition of BioTherm
In April 2015, the Company entered into purchase and sale agreements to acquire a controlling interest in three operating power plants located in South Africa with an aggregate net capacity of 32.6 MW from BTSA Netherlands Coöperatie U.A. (“BioTherm”). The aggregate consideration payable for the controlling interests in these three power plants is approximately $75.3 million in cash, comprised of approximately $67.6 million and ZAR 100.4 million ($7.7 million as of June 30, 2017), plus 544,055 shares of the Company’s Class A common stock, which is fixed in accordance with the purchase and sale agreements. The aggregate consideration includes amounts for certain additional rights and services. No further consents are required with respect to the completion of the acquisition of the Klipheuwel wind power plant. However, the completion of the acquisition of the Aries and Konkoonsies solar power plants remains subject to obtaining consents from project lenders. The completion of these acquisitions is expected to occur in the second half of 2017.
In August 2015, the Company paid $65.6 million in cash for the interests in the Aries and Konkoonsies solar power plants and the Klipheuwel wind power plant, as well as certain additional rights. In addition to the cash consideration, the Company provided 544,055 shares of its Class A common stock as consideration for the interests in the three power plants. Approximately $20.3 million of the cash payment and all of the 544,055 shares of the Company’s Class A common stock were deposited into an escrow account. The remaining cash portion of this escrow deposit is reported as non-current restricted cash on the Company’s unaudited condensed consolidated balance sheet as of June 30, 2017. The remaining paid consideration of $41.2 million in cash and the August 2015 fair value of the 544,055 shares are reported as a deposit for acquisitions on the Company’s unaudited condensed consolidated balance sheet as of June 30, 2017.
As of June 30, 2017, the remaining balance due was approximately $9.7 million, comprised of $2.0 million and ZAR 11.6 million ($0.9 million) due to BioTherm and ZAR 88.9 million ($6.8 million) due to minority interests. Prior to the completion of the BioTherm transaction, BioTherm is required to direct payment of all of BioTherm's pro rata share of the distributions from the Klipheuwel wind power plant to the Company, and the Company and BioTherm are required to jointly direct the release of amounts equal to BioTherm's pro rata share of the distributions from the Aries and Konkoonsies solar power plants from the escrow to the Company.

Pending receipt of the consents from the lenders to the Aries and Konkoonsies solar power plants, the Company may at its discretion direct a sale of these power plants to a third party. Due to the fact that the closing of the acquisition of these power plants did not occur by November 30, 2016, the parties have engaged in discussion to agree upon an alternative structure that would permit release of the escrowed funds as required pursuant to the applicable purchase and sale agreements. Failure to complete these acquisitions, or to reach agreement upon an alternative structure that would permit release of the escrowed funds, by August 31, 2017 would entitle BioTherm to sell the Aries and Konkoonsies solar power plants to a third party. Upon closing of a sale to a third party, all sale proceeds are required to be paid to the Company, any amounts remaining in the escrow account are required to be released to BioTherm and the Company is required to pay the remainder of the purchase price.
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
Acquisition of Alto Cielo
On April 8, 2016, the Company completed the acquisition of a 100.0% ownership interest in the Alto Cielo solar power plant located in Uruguay with an aggregate net capacity of 26.4 MW from Solarpack Corporación Tecnológica, S.L. The power plant reached commercial operation in March 2016. The aggregate cash consideration paid for the Alto Cielo power plant was $32.3 million, of which $1.1 million was being held in escrow accounts as of June 30, 2017 until certain conditions are met.
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

3. POWER PLANTS
Power plants, net consists of:

(In thousands)	June 30, 2017	December 31, 2016
Land	$10,301	$9,787
Solar power plants	767,282	763,147
Wind power plants	708,900	676,824
Total power plants in service, at cost	1,486,483	1,449,758
Less: accumulated depreciation	(131,248)	(94,634)
Total power plants in service, net	1,355,235	1,355,124
Construction in progress	—	238
Total power plants, net	$1,355,235	$1,355,362
The Company recorded depreciation expense related to power plants of $20.0 million and $34.0 million for the three and six months ended June 30, 2017, respectively, as compared to $12.1 million and $25.8 million, respectively, for the same periods in the prior year.
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
The Company recorded the awarded viability gap funding in full as a reduction to the cost of power plants in service, with a $2.4 million and $2.3 million receivable included in current other assets, and $3.6 million and $3.4 million in other assets in the unaudited condensed consolidated balance sheet as of June 30, 2017 and December 31, 2016, respectively. The current portion of the viability gap funding includes the initial 50.0% receivable following the solar power plant’s commercial operation date and the 10.0% receivable in the first year thereafter. The initial 50.0% receivable, or $8.9 million, was received in cash during 2016. The remaining portion of the current receivable is expected to be received in the third quarter of 2017. It is possible that $3.1 million of the remaining receivable balance of one of the power plants will not be received due to a lower capacity utilization factor than required under the applicable PPA. As the result, the Company reserved this amount against property, plant and equipment.

4. DEPOSITS FOR ACQUISITIONS
Deposits for acquisitions consist of:

	As of June 30,	As of December 31,
(In thousands)	2017	2016
India PSA payment to SunEdison	$231,000	$231,000
BioTherm payment	51,101	51,101
Total deposits for acquisitions	282,101	282,101
Less: provision for contingent loss	(231,000)	(231,000)
Less: BioTherm distributions	(4,082)	(2,827)
Total deposits for acquisitions, net	$47,019	$48,274
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
In April 2016, the Company filed a verified complaint against SunEdison, SunEdison Holdings Corporation (collectively with SunEdison, the “SunEdison Defendants”), Ahmad Chatila, Martin Truong and Brian Wuebbels in the Court of Chancery in the State of Delaware (see Note 15 - Commitments and Contingencies). The complaint asserts claims for breach of fiduciary duty, breach of contract and unjust enrichment relating to the failure by SunEdison to transfer the equity interests in the 425 MW India Projects, for which the Company paid $231.0 million in the fourth quarter of 2015. The complaint seeks various forms of relief, including a constructive trust upon the equity interests of SunEdison in the 425 MW India Projects, money damages from the defendants, restoration of the $231.0 million to the Company and such other relief as the Court may deem just and proper. The claims against SunEdison have been stayed as a result of the SunEdison Bankruptcy. The individual defendants filed an answer to the complaint on June 30, 2016. On July 19, 2017, the Company entered into a settlement agreement with the individual defendants, pursuant to which the parties exchanged mutual releases. The Court entered an order dismissing the individual defendants with prejudice on July 20, 2017.
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
The $231.0 million paid by the Company in accordance with the India PSA is reported as a deposit for acquisitions on the Company’s unaudited condensed consolidated balance sheets as of June 30, 2017 and December 31, 2016. The Company determined that the deposit for acquisition of the 425 MW India Projects was impaired as of December 31, 2015, and recorded a provision for contingent loss of the full $231.0 million in the consolidated balance sheet as of December 31, 2015. The

Company also recorded a corresponding charge in the consolidated statement of operations for the year ended December 31, 2015. The provision for contingent loss remained on the unaudited condensed consolidated balance sheet as of June 30, 2017.
In September 2016, the Company reached an agreement with certain subsidiaries of SunEdison pursuant to which the Company consented to the sale of certain of SunEdison’s subsidiaries’ assets to a third party buyer (the “Third Party Sale Transaction”). The Third Party Sale Transaction was conducted in connection with SunEdison’s bankruptcy process and included the 17.4 MW Del Litoral and 57.4 MW El Naranjal solar power projects in Uruguay, the 24.1 MW Bora Bora Poly wind power project in India and the 425 MW India Projects. The Company has agreed not to pursue claims against a third party buyer of these projects, however the Company has retained all of its claims against SunEdison and its affiliated persons. As a condition to the Company’s consent to the Third Party Sale Transaction, the Company and certain subsidiaries of SunEdison that directly or indirectly own the assets that are subject to the Third Party Sale Transaction have entered into a proceeds sharing arrangement pursuant to which the Company is entitled to receive a portion of the cash proceeds received by the SunEdison parties in the Third Party Sale Transaction. In September 2016, the Company received $6.7 million in cash proceeds from this arrangement. The Company has not received, and does not expect to receive, any additional cash proceeds from this arrangement going forward.
BioTherm
In August 2015, the Company paid $65.6 million in cash for the interests in the Aries and Konkoonsies solar power plants and the Klipheuwel wind power plant, as well as certain additional rights. In addition to the cash consideration, the Company provided 544,055 shares of its Class A common stock as consideration for the interests in the three power plants. In accordance with the funding arrangements, during the first quarter of 2017, the Company received $1.3 million from the escrow account holding the purchase consideration for the Aries and Konkoonsies solar power plants, which reduced the outstanding balance of the escrow account from $16.4 million as of December 31, 2016 to $15.1 million as of June 30, 2017. Cash paid to the escrow account is reported as non-current restricted cash in the Company’s unaudited condensed consolidated balance sheet. Additionally, in the first quarter of 2017, the Company received a $1.2 million distribution from BioTherm with respect to the Klipheuwel wind power plant.
There were no payments received under the BioTherm transaction funding arrangements during the second quarter of 2017. The remaining paid consideration of $41.2 million in cash and the August 2015 fair value of the 544,055 shares are reported as a deposit for acquisitions on the Company’s unaudited condensed consolidated balance sheet as of June 30, 2017. See Note 2 - Acquisitions for additional details related to this acquisition.

5. INTANGIBLE ASSETS
The following table presents the gross carrying amount and accumulated amortization of intangible assets as of June 30, 2017:

(In thousands, except weighted average amortization period)	Remaining Weighted Average Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Accumulated Currency Translation Adjustment	Net Book Value
In-place value of market rate revenue contracts	17	$94,612	$(9,501)	$18	$85,129
The following table presents the gross carrying amount and accumulated amortization of intangible assets as of December 31, 2016:

(In thousands, except weighted average amortization period)	Remaining Weighted Average Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Accumulated Currency Translation Adjustment	Net Book Value
In-place value of market rate revenue contracts	18	$93,943	$(5,932)	$(5,561)	$82,450
As of June 30, 2017, the Company had revenue contracts in the form of PPAs that were obtained through acquisitions. PPAs are amortized on a straight line basis over the useful life of the agreements, which range from 19 to 25 years. Amortization expense related to revenue contracts is recognized in the unaudited condensed consolidated statements of operations as either a reduction or increase of revenue when the contract rate is above or below market rates (favorable or unfavorable) or within depreciation, accretion and amortization expense when the contract rate is equal to market rates (in-place).
As such, the amortization expense for the three and six months ended June 30, 2017 was $1.2 million and $2.4 million, respectively. For the three and six months ended June 30, 2017, $0.4 million and $0.8 million, respectively, was recorded as a reduction of revenue while the remaining $0.8 million and $1.6 million, respectively, was recorded within the depreciation, accretion, and amortization line item in the unaudited condensed consolidated statement of operations.
During the three months ended June 30, 2017, the Company capitalized $0.7 million of internally developed software. As of June 30, 2017, the software was not ready for its intended use, and as such, there was no amortization charged.

6. VARIABLE INTEREST ENTITIES
The Company consolidates any variable interest entities (“VIEs”) in power plants in which it is the primary beneficiary. The Company is the primary beneficiary of nine VIEs in entities that were consolidated as of June 30, 2017, each of which existed and was consolidated as of December 31, 2016. The VIEs own and operate power plants in order to generate contracted cash flows.
As disclosed in Note 2 - Acquisitions, in October 2016, the Company entered into arrangements with SunEdison for the transfer of the balance of the equity interests in the Millenium and SE 25 solar power plants in India, in each case following the expiration of the equity lock-up period in the applicable PPAs in January and March 2017, respectively, and without further action by SunEdison. In accordance with these arrangements, in January 2017, the balance of 26.0% of the equity interests in Millenium was transferred to the Company. In March 2017, 100.0% of the equity interests in SE 25 were transferred to the Company. As a result of the transfer of equity interest in Millenium and SE 25, these power plants are no longer considered VIEs as of June 30, 2017.
The carrying amounts and classification of the consolidated VIEs’ assets and liabilities included in the Company’s unaudited condensed consolidated balance sheets are as follows:

(In thousands)	As of June 30, 2017	As of December 31, 2016
Current assets	$177,766	$186,739
Non-current assets	379,796	423,315
Total assets	$557,562	$610,054
Current liabilities	$390,603	$386,297
Non-current liabilities	110,814	162,793
Total liabilities	$501,417	$549,090
The amounts shown in the table above exclude intercompany balances which are eliminated upon consolidation. All of the assets in the table above are restricted for settlement of the VIE obligations, and all of the liabilities in the table above can only be settled by using VIE resources.

7. LONG-TERM DEBT
Long-term debt as of June 30, 2017 and December 31, 2016 consists of the following:

	As of June 30,	As of December 31,
(In thousands, except rates)	2017	2016	Interest Type	Current Interest Rate (%)(1)		Financing Type
Corporate level long-term debt:
Senior Notes	$753,490	$752,813	Fixed	9.80%		Term debt
Project level long-term debt:
Permanent financing	352,724	351,607	Blended	11.9%	(2)	Term debt
Total long-term debt	1,106,214	1,104,420
Less: deferred financing costs, net (3)	17,136	18,352
Less: current portion of long-term debt (4)	327,749	327,459
Consolidated long-term debt, less current portion	$761,329	$758,609

(1)	The weighted average effective interest rate as of June 30, 2017.

(2)	As of June 30, 2017, 8.6% of this balance had fixed interest rate debt and the remaining 91.4% had variable interest rate debt, of which a portion is hedged with interest rate swaps.

(3)	Total net debt reflects the reclassification of deferred financing costs to reduce long-term debt as further described in Note 1 - Nature of Operations.

(4)	Approximately $325.4 million and $323.3 million have been classified as current due to non-compliance with certain debt covenants as of June 30, 2017 and December 31, 2016, respectively.
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
The Company had drawn zero on the Revolver as of June 30, 2017 and December 31, 2016. The Company issued a letter of credit for $0.4 million in August 2016 under the terms of the Revolver in support of the Alto Cielo acquisition, which remained outstanding as of December 31, 2016. The outstanding letter of credit was terminated on March 23, 2017 in connection with the Fifth Amendment.
Senior Notes
The aggregate amount of the Senior Notes outstanding at June 30, 2017 was $753.5 million (or a notional amount of $760.4 million) and the aggregate amount outstanding at December 31, 2016 was $752.8 million (or a notional amount of $760.4 million).
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
Covenant defaults may occur in the future under the indenture governing the Senior Notes in the event of delays in the filing of the Company’s periodic reports with the SEC. There can be no assurance that the Company will be able to file its periodic reports with the SEC within the periods currently required under the indenture governing the Senior Notes or that holders of the Senior Notes will agree to any required extension of financial statement filing dates on acceptable terms or at all. A default on the Senior Notes would permit the trustee or the holders of at least 25% in aggregate principal amount of notes outstanding to accelerate the Senior Notes. The Company would likely not have sufficient liquidity to meet this obligation, which could have a material adverse effect on its business, results of operations, financial condition and ability to pay dividends.
Project Level Long-Term Debt
The Company typically finances power plants through entity specific debt secured by the power plant’s assets and equity interests with no recourse to the Company. These financing agreements typically provide for a credit facility used for construction, which upon completion is converted into term debt. The Company had $352.7 million and $351.6 million of project level debt as of June 30, 2017 and December 31, 2016, respectively. The project level debt is secured by the assets of the applicable project companies and certain intermediary holding companies.
As of June 30, 2017 and December 31, 2016, term debt for power plants in South Africa consists of variable rate loans, totaling $317.2 million and $315.2 million, respectively, with interest rates tied to the three-month LIBOR and the three-month Johannesburg Interbank Agreed Rate, as well as fixed rate loans totaling $13.3 million and $12.6 million, respectively. The interest rates on the South Africa term debt ranged from 11.4% to 13.0% as of June 30, 2017 and December 31, 2016, and the debt matures in 2031. Principal and interest are due and payable in arrears at the end of each fiscal quarter or semi-annually and on the maturity date of the credit facilities.
As of June 30, 2017 and December 31, 2016, the Witkop and Soutpan power plants, which have term debt financed with a South African rand (ZAR)-denominated term loan from The Standard Bank of South Africa Limited and other lenders, had an outstanding principal amount totaling $143.5 million and $136.6 million, respectively. This term debt matures in 2031. As of June 30, 2017 and December 31, 2016, the Witkop and Soutpan project companies were not in compliance with certain covenants due to the SunEdison Bankruptcy, as well as the expiration of a performance bond posted by a subcontractor under the engineering, procurement and construction contract. Thus, the debt balances are classified as current as of June 30, 2017 and December 31, 2016. These defaults also prevent the Soutpan and Witkop project companies from making distributions and provide the lenders with the right to accelerate the debt maturity. The Company has obtained waivers and/or forbearance agreements from the lenders for varying periods as the Company continues to work to cure such defaults. However, certain defaults were not cured prior to the expiration of the applicable waivers. As a result of these defaults, the lenders are entitled to demand, and have demanded, that the project companies pay default interest of 2.0% effective as of February 1, 2017.
As of June 30, 2017 and December 31, 2016, the Boshof power plant, which has term debt financed with a U.S. dollar-denominated term loan from the Overseas Private Investment Corporation (“OPIC”), had an outstanding principal amount of approximately $173.7 million and $178.5 million, respectively. The term debt matures in September 2031. As of June 30, 2017 and December 31, 2016, the project company was not in compliance with certain covenants due to the SunEdison Bankruptcy, as well as a delay by the contractor, a SunEdison subsidiary, in achieving final completion under the engineering, procurement and construction contract. Thus, the debt balances are classified as current as of June 30, 2017 and December 31, 2016. These defaults also prevent the Boshof project company from making distributions and provide OPIC with the right to accelerate the debt maturity. The Company is currently working with OPIC to cure such defaults.
As of June 30, 2017 and December 31, 2016, term debt for power plants in India consists of fixed rate loans totaling $16.4 million and $17.3 million, respectively, with interest rates ranging from 0.0% to 4.8%, and the debt matures in 2026. Principal and interest are due and payable in arrears monthly or quarterly and on the maturity dates of the credit facilities.
As of June 30, 2017 and December 31, 2016, the Azure and ESP Urja power plants, which have term debt financed with U.S. dollar-denominated term loans from OPIC, had a combined outstanding principal amount of approximately $16.3 million and $17.3 million, respectively. The term debt matures in September and December of 2026, respectively, and bears fixed interest at a rate of 4.5% and 4.8% per annum, respectively. Interest and principal amortization payments are made on a quarterly basis. As of June 30, 2017 and December 31, 2016, the Azure project company was not in compliance with certain financial ratio covenants due to changes in foreign currency valuations. In addition, the Azure and ESP Urja project companies were not in compliance with certain covenants due to the SunEdison Bankruptcy, as well as a delay by local authorities to complete the classification of a portion of the project sites as non-agricultural use. Thus, the debt balances are classified as current as of June 30, 2017 and December 31, 2016. These defaults also prevent the Azure and ESP Urja project companies from making distributions and provide OPIC with the right to accelerate the debt maturity. The Company is currently working with OPIC to cure such defaults.
As of June 30, 2017 and December 31, 2016, the Corporate Season power plant in Malaysia has term debt from Standard Chartered Bank with an outstanding principal amount of $5.1 million and $5.1 million, respectively. The term debt matures in 2028, and bears a variable interest rate tied to the Kuala Lumpur Interbank Offered Rate. The interest rate as of June 30, 2017 and December 31, 2016 was 6.1%. Principal and interest are due and payable in arrears at the end of each fiscal quarter or on the maturity date of the credit facility.
The Silverstar Pavilion and Fortune 11 power plants in Malaysia have outstanding loans with a holder of a non-controlling interest in such power plants in the aggregate amount of $0.7 million as of June 30, 2017 and December 31, 2016 and with a fixed interest rate of 4.0%.
The Alto Cielo power plant in Uruguay has term debt from Jugler S.A. with an outstanding principal amount of $0.1 million as of June 30, 2017 and with a variable interest rate tied to value added tax.
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
Debt Extinguishments
On March 31, 2017, Global Operating LLC permanently reduced to zero and terminated the revolving commitments under the Revolver. As a result, a loss on extinguishment of debt of zero and $6.8 million was recognized for the three and six months ended June 30, 2017, as compared to a loss on extinguishment of debt of $0.5 million and a gain on extinguishment of debt of $5.7 million for the three and six months ended June 30, 2016, respectively.
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
Interest Income
Interest expense in the unaudited condensed consolidated statements of operations is presented net of interest income. During the three and six months ended June 30, 2017, the Company received interest income of $1.6 million and $2.7 million, respectively, from its cash and cash equivalents balances, short-term investments and restricted deposit accounts, compared to $0.9 million and $3.2 million during the same periods in 2016.
Maturities
The aggregate amounts of contractual payments of long-term debt due after June 30, 2017, excluding amortization of debt discounts and premiums, as stated in the financing agreements, are as follows:

	Maturities
(In thousands)	Within 1 Year	Year 1 through Year 2	Year 2 through Year 3	Year 3 through Year 4	Year 4 through Year 5	Thereafter	Total
Project Level	$8,506	$10,669	$15,382	$18,207	$21,772	$278,188	$352,724
Corporate	—	—	—	—	—	753,490	753,490
Total debt	$8,506	$10,669	$15,382	$18,207	$21,772	$1,031,678	$1,106,214

(1)
Represents the contractual principal payment due dates for the Company’s long-term debt and does not reflect the reclassification of $325.4 million of long-term debt to current as a result of debt defaults under a portion of its non-recourse financing agreements or deferred financing costs that are included with the net long-term balance of the unaudited condensed consolidated balance sheet.

8. INCOME TAXES
The income tax provision consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except effective tax rate)	2017	2016	2017	2016
(Loss) income before income tax expense	$(15,260)	$7,742	$(14,748)	$2,352
Income tax expense	2,485	2,061	4,950	2,919
Effective tax rate	(16.3)%	26.6%	(33.6)%	124.1%
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
As of June 30, 2017, TerraForm Global, Inc. owned 64.8% of Global LLC and consolidates the results of Global LLC through its controlling interest. The Company records SunEdison's 35.2% ownership of Global LLC as a non-controlling interest in the financial statements. Global LLC is treated as a partnership for income tax purposes.
For the six months ended June 30, 2017, the overall effective tax rate was different than the statutory rate of 35.0% primarily due to valuation allowances, tax holiday benefits, taxes on non-operating income in Thailand and presumed profits taxes in Brazil. As of June 30, 2017, most jurisdictions were in a net deferred tax asset position. A valuation allowance is recorded against the deferred tax assets where appropriate, primarily because of the historical losses in those jurisdictions.
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
Activities related to derivative instruments were reported in the line items as of and for the periods indicated, as follows:

(In thousands)		Fair Value As of
Type of Instrument	Balance Sheet Classification	June 30, 2017	December 31, 2016
Derivatives designated as hedging:
Interest rate swaps	Other liabilities, net	$(4,654)	$(2,237)
	Accumulated other comprehensive loss	4,654	2,237
Cross currency swaps	Other assets, net	34,646	41,752
	Accumulated other comprehensive loss	5,450	6,688

Derivatives not designated as hedging:
Interest rate swaps	Other liabilities	$(1,871)	$(68)
Foreign currency forward contracts	Other liabilities	(18,073)	(13,299)

(In thousands)		Three Months Ended June 30,		Six Months Ended June 30,
Type of Instrument	Statement of Operations Classification	2017	2016	2017	2016
Derivatives not designated as hedging:
Interest rate swaps	Interest expense (income)	$1,051	$(1,813)	1,814	(4,782)
Currency forward contracts	Other expense (income)	(12,934)	14,021	(8,487)	32,184
Certain derivative contracts contain provisions providing the counterparties a lien on specific assets as collateral. There was no cash collateral received or pledged as of June 30, 2017 or December 31, 2016, respectively, related to the Company’s derivative transactions.
Derivatives Designated as Hedges
Interest Rate Swaps
The Company has entered into interest rate swap agreements to hedge variable rate project level debt. These interest rate swaps qualify for hedge accounting and are designated as cash flow hedges. Under the interest rate swap agreements, the power plant pays a fixed rate and the counterparty to the agreement pays a variable interest rate. No amounts deferred in other comprehensive income were reclassified into earnings during the three and six months ended June 30, 2017 and 2016.
Cross Currency Swaps
The Company has entered into cross currency swap agreements to hedge its exposure to foreign currency fluctuations on debt denominated in U.S. dollars. These cross currency rate swaps qualify for hedge accounting and were designated as cash flow hedges. The amounts deferred in other comprehensive income and reclassified into earnings were $12.9 million income and $14.0 million loss during the three months ended June 30, 2017 and 2016, respectively, and $8.5 million income and $32.2 million loss during the six months ended June 30, 2017 and 2016, respectively. There was no ineffectiveness recorded for the periods presented.
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
Foreign Currency Contracts
The Company transacts business in various foreign currencies and has established a program that primarily utilizes foreign currency contracts to offset the risks associated with the effects of certain foreign currency exposures. The Company does not use these foreign currency contracts for trading purposes nor does it designate these forward contracts as hedging instruments pursuant to ASC 815. As of June 30, 2017, the notional amounts of the foreign currency contracts the Company held to purchase U.S. dollars in exchange for other major international currencies were $127.6 million. Included in the Company’s non-operating income was $12.9 million and $8.5 million of net income related to these foreign currency contracts for the three and six months ended June 30, 2017, respectively, which was a result of devaluation as compared to the U.S. dollar in the Brazilian real (BRL), Chinese yuan renminbi (CNY), Indian rupee (INR), Malaysian ringgit (MYR), South African rand (ZAR) and Thai baht (THB). The fair value of the Company’s outstanding foreign currency forward contracts was a net liability of $18.1 million as of June 30, 2017. The cash flow related to foreign currency contracts that remain outstanding is classified as operating activities. The cash flow associated with foreign currency contract settlements is classified as investing activities. The net loss relating to investments was partially offset by the lower cost related to the cash flows related to the acquisitions and debt extinguishments that were hedged.

Notional Amounts

(In thousands)	Notional Amounts as of June 30, 2017
Derivatives designated as hedges:
Interest rate swaps (USD)	130,740
Cross currency swaps (USD)	173,686
Derivatives not designated as hedges:
Interest rate swaps (USD)	134,838
Currency forward contracts (BRL)	41,108
Currency forward contracts (CNY)	16,965
Currency forward contracts (INR)	41,071
Currency forward contracts (MYR)	3,887
Currency forward contracts (THB)	5,604
Currency forward contracts (ZAR)	18,919

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
Recurring Fair Value Measurements
The following table summarizes the financial instruments measured at fair value on a recurring basis classified in the fair value hierarchy (Level 1, 2 or 3) based on the inputs used for valuation in the accompanying unaudited condensed consolidated balance sheets:

	As of June 30, 2017				As of December 31, 2016
Assets (liabilities) in thousands	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Interest rate swaps	$—	$(6,525)	$—	$(6,525)	$—	$(2,305)	$—	$(2,305)
Foreign currency forward contracts	(18,073)	—	—	(18,073)	(13,299)	—	—	(13,299)
Cross currency swaps	—	34,646	—	34,646	—	41,752	—	41,752
Total	$(18,073)	$28,121	$—	$10,048	$(13,299)	$39,447	$—	$26,148
The Company uses a discounted valuation technique to determine the fair value of its derivative assets and liabilities. The primary inputs into the valuation of interest rate swaps, cross currency swaps and foreign currency contracts are forward interest rates, foreign currency exchange rates, and to a lesser degree, credit spreads. The Company’s interest rate swaps and cross currency swaps are considered Level 2, since all significant inputs are corroborated by market observable data. There were no transfers into or out of Level 1, Level 2 or Level 3 during the periods ended June 30, 2017 or December 31, 2016.

Fair Value of Long-Term Debt
The following table presents the carrying amount and estimated fair value of the Company's outstanding short-term and long-term debt obligations as of June 30, 2017 and December 31, 2016, respectively:

	As of June 30, 2017		As of December 31, 2016
(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current portion	$1,106,214	$1,251,188	$1,104,420	$1,209,863
The fair value of the Company’s long-term debt was determined using inputs classified as Level 2 and a discounted cash flow approach using market rates for similar debt instruments.

11. STOCKHOLDERS’ EQUITY
Outstanding Equity Securities
As of June 30, 2017, the following shares of the Company were outstanding:

Class:	Number Outstanding	Holders
Class A common stock	112,970,826	*
Class B common stock	61,343,054	SunEdison
Class B1 common stock	—	Not Applicable
Preferred stock	—	Not Applicable
Total shares outstanding	174,313,880
* Common stockholders are comprised of: public stockholders (including Brookfield, Vincent C. Smith, and Knighthead Capital Management, LLC), SunEdison, executive officers, management and employees.
Treasury Stock
As of June 30, 2017, the Company owned 1,109,273 treasury shares of Class A common stock. All of these treasury shares were acquired in exchange for the settlement of future tax obligations related to stock-based compensation arrangements, or as a result of the release of shares from escrow to the Company pursuant to the Renova Settlement Agreement.
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
Equity Reallocation
Equity reallocation of $1.3 million as of June 30, 2017 was due to an adjustment of capital balances to reflect respective equity ownership percentages as of each balance sheet date.

12. STOCK-BASED COMPENSATION
The TerraForm Global, Inc. 2014 Long-Term Incentive Plan (the “Incentive Plan”) provides for the award of incentive and non-qualified stock options, stock appreciation rights, restricted stock awards (“RSAs”) and restricted stock units (“RSUs”) to employees and non-employee directors, including employees and non-employee directors of SunEdison and its affiliates. The maximum contractual term of an award is 10 years from the date of grant. Shares issued under the plan may be authorized and unissued shares or treasury shares. As of June 30, 2017, the Company had authorized 17,884,910 shares for awards under the Incentive Plan and 9,433,333 shares remained available for future grant under this plan.

Stock-based compensation expense is recorded as a component of general and administrative expense in the Company’s unaudited condensed consolidated statements of operations and totaled $0.8 million and $1.7 million for the three and six months ended June 30, 2017, respectively, compared to $0.9 million and $2.0 million for the same periods in 2016.
Employee benefit related costs, including stock-based compensation costs related to equity awards in the stock of SunEdison, Inc. and its consolidated subsidiaries, of SunEdison employees who provide services to the Company are allocated to the Company based on the relative percentage of their time that the employee spends providing service to the Company. The amount of stock-based compensation expense related to equity awards in the stock of SunEdison and its consolidated subsidiaries which has been allocated to the Company was $0.4 million and $0.9 million for the three and six months ended June 30, 2017, respectively, and is reflected in the unaudited condensed consolidated statements of operations within general and administrative costs and has been treated as an equity contribution from SunEdison on the unaudited condensed consolidated statements of stockholders' equity. Similarly, stock-based compensation costs related to equity awards to SunEdison employees in the Company’s stock are allocated to SunEdison based on the relative percentage of their time that the employee spends providing service to SunEdison. The amount of stock-based compensation expense related to equity awards in the Company's stock which has been allocated to SunEdison was $0.6 million and $0.8 million for the three and six months ended June 30, 2017, respectively, and is recognized as a distribution to SunEdison on the unaudited condensed consolidated statements of stockholders' equity with no impact to the Company’s unaudited condensed consolidated statements of operations.
Restricted Stock Awards
RSAs provide the holder with immediate voting rights, but are restricted in all other respects until vested. Upon a termination of employment for any reason, any unvested shares of Class A common stock held by the terminated participant will be forfeited. All unvested RSAs are paid dividends and distributions.
The following table presents information regarding outstanding RSAs as of June 30, 2017 and changes during the six months then ended:

	Number of RSAs Outstanding	Weighted Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value (in millions)
Balance at January 1, 2017	4,688,975	$0.18
Converted	(35,212)
Forfeited	(427,561)	0.21
Balance at June 30, 2017	4,226,202	$0.17	$21.3
As of June 30, 2017, $0.4 million of total unrecognized compensation cost related to RSAs is expected to be recognized over a weighted average period of approximately 2.2 years.
The weighted average fair value of RSAs on the date of grant was $0.17 for the six months ended June 30, 2017 and 2016.
Restricted Stock Units
RSUs do not entitle the holders to voting rights and holders of the RSUs do not have any right to receive dividends or distributions.
The following table presents information regarding outstanding RSUs as of June 30, 2017 and changes during the six months then ended:

	Number of RSUs Outstanding	Aggregate Intrinsic Value (In millions)	Weighted Average Remaining Contractual Life (In years)
Balance at January 1, 2017	2,311,687
Granted	648,207
Converted	(144,706)
Forfeited	(478,673)
Balance at June 30, 2017	2,336,515	$11.8	1.2

As of June 30, 2017, $5.6 million of total unrecognized compensation cost related to RSUs is expected to be recognized over a weighted average period of approximately 2.2 years.

13. LOSS PER SHARE
Loss per share is calculated utilizing the weighted average shares outstanding. Under the two-class method, unvested RSAs that contain non-forfeitable rights to dividends are treated as participating securities and are included in the earnings per share computation to the extent that there are undistributed earnings available, but these securities do not participate in losses.
Class A Common Stock
Basic and diluted loss per share for the three and six months ended June 30, 2017 and 2016 was calculated as follows:

(In thousands, except per share amounts)	Three Months Ended June 30, 2017	Three Months Ended June 30, 2016	Six Months Ended June 30, 2017	Six Months Ended June 30, 2016
Basic and diluted (loss) income per share:
Net (loss) income attributable to Class A common stockholders	$(10,381)	$1,097	(12,094)	$(3,535)
Less: dividends paid on Class A common stock and participating RSAs	—	—	—	30,674
Undistributed (loss) income attributable to Class A stockholders	$(10,381)	$1,097	$(12,094)	$(34,209)

Weighted-average shares outstanding	112,943,815	106,855,764	113,099,037	106,855,764

Distributed earnings per share	$—	$—	$—	$0.29
Undistributed (loss) income per share	(0.09)	0.01	(0.11)	(0.32)
Basic and diluted (loss) earnings per share	$(0.09)	$0.01	$(0.11)	$(0.03)
The computations for diluted loss per share for the three and six months ended June 30, 2017 exclude 61,343,054 shares of Class B common stock, 4,226,202 unvested RSAs and 2,336,515 unvested RSUs because the effect would have been anti-dilutive. The computations for diluted loss per share for the three and six months ended June 30, 2016 exclude 61,343,054 shares of Class B common stock, 6,245,398 unvested RSAs and 2,515,947 unvested RSUs because the effect would have been anti-dilutive.

14. NON-CONTROLLING INTERESTS
Non-controlling interests represent the portion of net assets in consolidated entities that are not owned by the Company. The following table presents the non-controlling interest balances by entity, reported in stockholders’ equity in the unaudited condensed consolidated balance sheets as of June 30, 2017 and December 31, 2016:

(in thousands)	As of June 30, 2017	As of December 31, 2016
SunEdison’s non-controlling interests in Global LLC	$368,242	$370,117
Non-controlling interests in power plants	74,473	92,308
Total non-controlling interests	$442,715	$462,425
As of June 30, 2017, TerraForm Global, Inc. owned 64.8% of Global LLC and consolidated the results of Global LLC through its controlling interest, with SunEdison's 35.2% interest shown as a non-controlling interest.

15. COMMITMENTS AND CONTINGENCIES
Commitments to Acquire Power Plants
In April 2015, the Company entered into purchase and sale agreements to acquire controlling interests in three operating power plants located in South Africa with an aggregate net capacity of 32.6 MW from BioTherm. The aggregate consideration payable for these three power plants is approximately $75.3 million. See Note 2 - Acquisitions for additional discussion of these commitments.
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
Honiton Litigation
The Company was subject to litigation proceedings with Suzlon Energy (Tianjin) Limited (“SETL”) with respect to alleged breaches of a turbine supply contract relating to the Honiton wind power plants in China. The operation and maintenance service contracts claim pending before an arbitral tribunal was resolved on December 3, 2015, pursuant to which the Company was required to pay an award of $0.5 million, which was paid in January 2016. On June 3, 2016, SETL and the Company reached a settlement resolving all remaining disputes relating to the turbine contracts. The terms of this final settlement resulted in SETL assigning all rights as a creditor it held against the Company to Beijing Aliyun Investment and Consulting Co. Ltd. (“Aliyun”). In addition, the Company agreed to pay Aliyun $7.1 million (RMB 47.0 million), of which RMB 45.0 million was paid during the second quarter of 2016, and the remaining RMB 2.0 million is due no later than July 2018, subject to various conditions set forth in the settlement agreement. In accordance with the settlement agreement, SETL withdrew its pending claims against the Company. As of June 30, 2017, a liability was recognized related to the proceedings in the amount of $0.3 million (RMB 2.0 million).
Bankruptcy Court Action
Motion to Stay and Motion to Compel Mediation
On November 2, 2016, the unsecured creditors’ committee in the SunEdison Bankruptcy filed an adversary complaint against the Company and others with the U.S. Bankruptcy Court for the Southern District of New York. The complaint and contemporaneous motion to stay seek to stay pending litigation against current and former directors and officers of SunEdison and the Company, including TerraForm Global, Inc. v. SunEdison, Inc., et al., the Company’s action against SunEdison described below. The unsecured creditors’ committee intended to file a derivative action on behalf of the SunEdison bankruptcy estate against current and former SunEdison officers and directors. It requested the stay in order to preserve the proceeds of SunEdison’s and the Company's directors’ and officers’ liability insurance policies. On November 4, 2016, the unsecured creditors’ committee filed a motion in the SunEdison Bankruptcy case for derivative standing to sue various current and former SunEdison officers and directors. The unsecured creditors’ committee filed an amended adversary complaint on November 9, 2016. As described in a motion to compel mediation filed by SunEdison on November 23, 2016, SunEdison and the unsecured creditors’ committee agreed to hold the motion to stay and any proposed claims by the unsecured creditors’ committee against various current and former SunEdison officers and directors in abeyance pending a global mediation relating to insurance issues. The Company’s objection to the motion to stay and the motion to compel mediation was filed on December 1, 2016. On December 28, 2016, pursuant to a consent order entered by the bankruptcy court, SunEdison, the unsecured creditors’ committee and the Company, among other parties, were directed to participate in the mediation process that is being conducted in connection with the SunEdison Bankruptcy. The mediation commenced on February 10, 2017. On March 27, 2017, SunEdison, the unsecured creditors’ committee and the directors and officers of SunEdison who would be defendants in the estate claims proposed to be brought by the unsecured creditors’ committee reached an agreement in principle to settle those claims in exchange for a payment of $32.0 million from the $150.0 million directors’ and officers’ liability insurance policies shared with the Company, TerraForm Power, Inc. (together with its subsidiaries, "TerraForm Power"), SunEdison and certain of their respective directors and officers covering the period from July 15, 2015 to July 14, 2016. The agreement has been approved by the bankruptcy court overseeing the SunEdison Bankruptcy, but remains subject to the effectiveness of the SunEdison Plan and, as a result, the completion of the Brookfield Transaction (which is a condition to the effectiveness of the SunEdison Plan). On March 31, 2017, the limited stay expired. Given the preliminary nature of the claims, the Company is unable to provide any assurances as to the ultimate outcome of these motions or that an adverse resolution of legal proceedings would not have a material adverse effect on the Company’s consolidated financial position and results of operations.
Avoidance Actions
On November 7, 2016, the unsecured creditors’ committee in the SunEdison Bankruptcy filed a motion with the bankruptcy court seeking standing to assert against the Company, on behalf of SunEdison, avoidance claims arising from intercompany transactions between the Company and SunEdison. The Company’s objection to the standing motion was filed on November 29, 2016. The unsecured creditors’ committee filed a reply and supplemental reply in support of its standing motion on December 5, 2016 and December 21, 2016, respectively. On March 6, 2017, the Company entered into a settlement agreement with SunEdison in connection with the SunEdison Bankruptcy and the Merger Agreement (the “Settlement Agreement”), pursuant to which SunEdison would release any potential avoidance claims it may have against the Company. The Settlement Agreement was approved by the Bankruptcy Court on June 7, 2017; however, its effectiveness is conditional on the completion of the Brookfield Transaction. If the Settlement Agreement becomes effective, the Company expects this standing motion will be withdrawn. If the Settlement Agreement is terminated, the Company expects to vigorously contest this standing motion and, if standing is granted, the underlying avoidance claims. The Company is unable to provide any assurances as to the ultimate outcome of these claims or that an adverse resolution of a legal proceeding, if commenced, would not have a material adverse effect on the Company’s consolidated financial position and results of operations.
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

Also, concurrently with the execution of the Renova Settlement Agreement, Renova and affiliates of Brookfield entered into a Purchase & Sale Agreement (the “PSA”) with respect to all of the shares of Class A common stock of TerraForm Global, Inc. owned by Renova (excluding the shares to be released from escrow to TerraForm Global, Inc. pursuant to the Renova Settlement Agreement). Pursuant to the terms of the PSA, an affiliate of Brookfield agreed to purchase 19,535,004 shares of Class A common stock of TerraForm Global, Inc. from Renova for a purchase price in cash of $4.75 per share, or $92,791,269 in the aggregate. The consummation of the share purchase contemplated by the PSA is subject to customary conditions to closing and is conditioned upon the satisfaction of certain conditions set forth in the Renova Settlement Agreement described above, including the effectiveness of the mutual releases and release of the shares in escrow.
The conditions to the effectiveness of the full releases in the Renova Settlement Agreement, as well as the conditions to the consummation of the share purchase contemplated by the PSA, were satisfied on June 29, 2017. As a result, on June 29, 2017, the Company made a one-time settlement payment to Renova in the aggregate amount of $15.0 million, 792,495 shares of TerraForm Global, Inc. Class A common stock issued to Renova were returned from escrow to the Company, the TerraForm Global Parties and Renova executed and filed a joint stipulation with the Center for Arbitration and Mediation of the Chamber of Commerce Brazil-Canada withdrawing with prejudice all of the claims and counterclaims made in the Renova Arbitration, the full releases provided for in the Renova Settlement Agreement became effective, and the share purchase contemplated by the PSA was consummated.
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
On March 31, 2017, the partial stay expired. On April 13, 2017, the Court held a status conference and entered a briefing schedule for the Company’s anticipated motion to dismiss the Consolidated Second Amended Class Action Complaint in In re TerraForm Global, Inc. Securities Litigation. The Company filed its motion to dismiss on June 9, 2017, and Plaintiffs filed their opposition on July 21, 2017. The Company’s reply brief is due on August 18, 2017. Further proceedings in the remaining multidistrict litigation matters described above have been stayed pending resolution of the initial motion to dismiss.
On March 22, 2017, the Multidistrict Litigation Panel issued conditional transfer orders in Domenech v. TerraForm Global, Inc. et al. and Perez v. TerraForm Global, Inc. et al., and these matters were transferred to the multidistrict litigation on April 13, 2017 and May 31, 2017, respectively. These matters are further described below.
Derivative Claim
Aldridge v. Blackmore et al.
On April 12, 2016, a verified stockholder derivative complaint on behalf of the Company was filed against four directors of the Company in the Court of Chancery of the State of Delaware. The lawsuit alleges that the directors breached their fiduciary duties by authorizing the Company’s $231.0 million payment to SunEdison for the 425 MW India Projects. The complaint seeks unspecified compensatory damages and such other relief that the Court may deem just and equitable. The Company filed its answer to the complaint on June 30, 2016. On July 6, 2016, the Company served its responses to the plaintiff’s discovery requests. On December 28, 2016, the parties agreed to stay the litigation and participate in the mediation process that is being conducted in connection with the SunEdison Bankruptcy, which also includes the securities litigation cases pending before the Multidistrict Litigation Panel. The mediation commenced on February 10, 2017. On March 31, 2017, the agreed upon stay expired. On April 17, 2017, the Court entered a scheduling order. On July 21, 2017, the parties executed a Stipulation of Settlement, which, subject to Court approval, will settle the litigation for a total aggregate settlement amount of $20.0 million and will be paid out of proceeds from the Company’s directors’ and officers’ liability insurance policies. On July 25, 2017, the Court authorized distribution of notice of the settlement to current stockholders of the Company and stayed all non-settlement-related proceedings. A final settlement hearing is scheduled to occur on October 10, 2017.
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
On July 21, 2017, the Court held a scheduling conference and entered an initial scheduling order. The Court ordered the Company to file a pre-motion letter describing the grounds for its anticipated motion to dismiss by August 11, 2017. Plaintiff’s response to the pre-motion letter is due on August 25, 2017. The court scheduled a further scheduling conference for October 6, 2017.
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
On July 21, 2017, the Court held a scheduling conference and entered an initial scheduling order. The Court ordered the Company to file a pre-motion letter describing the grounds for its anticipated motion to dismiss by August 11, 2017. Plaintiff’s response to the pre-motion letter is due on August 25, 2017. The court scheduled a further scheduling conference for October 6, 2017.

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
On April 3, 2016, the Company filed a verified complaint against SunEdison, SunEdison Holdings Corporation (collectively with SunEdison, the “SunEdison Defendants”), Ahmad Chatila, Martin Truong and Brian Wuebbels in the Court of Chancery of the State of Delaware. The complaint asserts claims for breach of fiduciary duty, breach of contract and unjust enrichment relating to the failure by the SunEdison Defendants to transfer the equity interests in the 425 MW India Projects for which the Company paid $231.0 million in the fourth quarter of 2015. The complaint seeks various forms of relief, including a constructive trust upon the equity interests of SunEdison in the 425 MW India Projects, money damages from the defendants, restoration of the $231.0 million to the Company and such other relief as the Court may deem just and proper. The claims against the SunEdison Defendants have been stayed as a result of the SunEdison Bankruptcy. The individual defendants filed an answer to the complaint on June 30, 2016. On July 19, 2017, the Company entered into a settlement agreement with the individual defendants, pursuant to which the parties exchanged mutual releases. The Court entered an order dismissing the individual defendants with prejudice on July 20, 2017.
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
On July 28, 2017, the bankruptcy court overseeing the SunEdison Bankruptcy entered an order confirming a plan of reorganization for SunEdison (the “SunEdison Plan”). Among other things, the SunEdison Plan would further implement the settlements, releases and terminations contemplated by the Settlement Agreement. If the SunEdison Plan becomes effective, a reorganized SunEdison would emerge from the SunEdison Bankruptcy and operate outside of the supervision of the bankruptcy court. There are numerous conditions to the effectiveness of the SunEdison Plan, including the completion of the Brookfield Transaction, and accordingly there can be no assurance that the SunEdison Plan will become effective, and such failure may adversely impact the Company’s business. However, the effectiveness of the SunEdison Plan is not a condition to the completion of the Brookfield Transaction.
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
Subsequent to the IPO and pursuant to the MSA, SunEdison agreed to provide, or arrange for other service providers to provide, management and administrative services including legal, accounting, tax, treasury, project finance, information technology, insurance, employee benefit costs, communications, human resources, and procurement to the Company. As consideration for the services provided, the MSA requires the Company to pay SunEdison a base management fee as follows: (i) no fee for 2015, (ii) 2.5% of the Company’s cash available for distribution in 2016, 2017 and 2018, and (iii) an amount equal to SunEdison’s or other service provider’s actual cost in 2019 and thereafter. All costs under the MSA are reflected in the Company’s unaudited condensed consolidated statement of operations as general and administrative expense, and the difference between actual costs and the fee paid pursuant to the MSA will be treated as an equity contribution from SunEdison. No cash payments were made to SunEdison for the MSA fees during the six months ended June 30, 2017 or 2016. However, pursuant to the Settlement Agreement, the Company is required to reimburse to SunEdison for costs and expenses incurred by SunEdison for services that it performs for the Company. As of June 30, 2017, the Company had accrued $2.1 million related to services performed by SunEdison. Also pursuant to the Settlement Agreement, the Company performs certain services for SunEdison, and the Company is entitled to reimbursement by SunEdison for costs and expenses incurred by the Company for such services. As of June 30, 2017, the Company recorded an immaterial amount related to services the Company performs for SunEdison.
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
Included in general and administrative expense are costs incurred under the MSA and corporate allocations of zero for the three and six months ended June 30, 2017, and $16.0 million and $23.2 million for the three and six months ended June 30, 2016, respectively. General and administrative expense represents costs incurred or reimbursable by SunEdison for services provided to the Company pursuant to the MSA subsequent to the IPO and allocated to the Company in corporate allocations prior to the IPO.
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
On March 23, 2016, SunEdison and the Company entered into an amendment to the Project Investment Agreement which extended the contribution deadline for SunEdison to contribute the remaining projects pursuant to the Project Investment Agreement to July 31, 2016. As part of the SunEdison Bankruptcy, the construction on the projects was materially delayed and/or abandoned due to the lack of funding by SunEdison. There were material amounts of project costs and equity contributions for the Del Litoral and El Naranjal solar power projects in Uruguay that remained to be contributed by SunEdison in order to complete construction of these projects and disbursement of the project finance debt facilities. Additionally, SunEdison experienced delays in completing construction of the Bora Bora Poly wind power project in India, and the transfer of the project required project lender consent, which was not obtained. In light of the SunEdison Bankruptcy, the Company will not obtain these projects under the Project Investment Agreement and it will not obtain any substitute projects from SunEdison.
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
Upon expiration of the distribution forbearance period applicable to the Class B common stock that were issued to SunEdison at the time of the Company's IPO, Global LLC will be entitled to set off any amounts owing by SunEdison pursuant to the Interest Payment Agreement against any and all amounts owed by Global LLC to SunEdison under the distribution provisions of the Global LLC Operating Agreement, and Global LLC may pay such amounts to Global Operating LLC. For the three months ended June 30, 2017 and 2016, SunEdison paid Global LLC zero and $41.2 million, respectively, related to interest payments on the Senior Notes.
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
Operation and Maintenance (“O&M”) and Asset Management Services
O&M services, as well as asset management services, were provided to the Company by affiliates of SunEdison pursuant to contractual agreements. Costs incurred for these services were zero and $3.8 million for the three and six months ended June 30, 2017, and $4.7 million and $9.7 million for the three and six months ended June 30, 2016, respectively, and are reported as cost of operations in the unaudited condensed consolidated statements of operations. These agreements were all terminated as of April 1, 2017.
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
Due to/from SunEdison, net
Certain of the Company’s expenses and capital expenditures related to construction in process are paid by affiliates of SunEdison and are reimbursed by the Company to the same or other affiliates of SunEdison. As of June 30, 2017 and December 31, 2016, the Company owed SunEdison and its affiliates $9.8 million and $16.1 million, net, respectively.
Depending on the nature of the activity, amounts are either reflected in operating activities or as a non-cash addition to power plants included in Due to SunEdison, net. Additionally, SunEdison provided contributions to the Company in the form of stockholder loans. Related amounts have been recognized as additional paid-in capital as there is no expectation for the Company to repay SunEdison for the contributions related to stockholder loans. These contributions totaled $7.8 million and $38.4 million for the six months ended June 30, 2017 and 2016, respectively.
Incentive Distribution Rights
Immediately prior to the completion of the IPO on August 5, 2015, Global LLC entered into the Fourth Amended and Restated Operating Agreement of Global LLC, which granted SunEdison 100.0% of the incentive distribution rights (“IDRs”) of Global LLC. IDRs represent the right to receive increasing percentages (15.0%, 25.0% and 50.0%) of Global LLC’s quarterly distributions after the Class A units, Class B units and Class B1 units of Global LLC have received quarterly distributions in an amount equal to $0.275 per unit (the “Minimum Quarterly Distribution”), and the target distribution levels have been achieved. As of June 30, 2017 and December 31, 2016, SunEdison held 100.0% of the IDRs. SunEdison has pledged the IDRs as collateral under its DIP financing and its first and second lien credit facilities and second lien secured notes. SunEdison has granted the Company a right of first refusal with respect to any proposed sale of IDRs to a third party (other than its controlled affiliates), which the Company may exercise to purchase the IDRs proposed to be sold on the same terms offered to such third party at any time within 30 days after it receives written notice of the proposed sale and its terms.
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

There were no payments for IDRs made by the Company during the six months ended June 30, 2017 or the year ended December 31, 2016. As of June 30, 2017, there were no Class B1 units of Global LLC outstanding. The IDRs will be canceled upon completion of the Brookfield Transaction.

Distributions
The Global LLC Operating Agreement restricts distributions to holders of Class B units during the Distribution Forbearance Period and the Subordination Period.
Distribution Forbearance
During the Distribution Forbearance Period, the Global LLC Operating Agreement limits distributions of cash in respect of a specific quarter to Class B units as follows:

•	the Class B units were not, under any circumstances, entitled to receive any distributions through the end of 2016 (i.e., distributions declared on or prior to March 31, 2017); and

•
thereafter, until the end of the Distribution Forbearance Period, the Class B units will not be entitled to receive any distributions to the extent the holders of Class A units and Class B1 units have not received distributions in an amount equal to the Minimum Quarterly Distribution plus any arrearages in the payment of Minimum Quarterly Distributions from prior quarters.

The Distribution Forbearance Period began on the completion of the IPO and ends on the later of March 31, 2017 or the date that the Completed CAFD Amount (as defined in the Global LLC Operating Agreement), which approximates the sum of cash available for distribution to shareholders from contributed construction projects and completed acquisition projects from the Company’s IPO portfolio, exceeds the CAFD Forbearance Threshold (as defined in the Global LLC Operating Agreement), which equals $72.1 million. Because the Completed CAFD Amount has not exceeded the CAFD Forbearance Threshold by an amount in excess of $72.1 million, the Distribution Forbearance Period has not yet ended. Any distributions forgone by the holders of Class B units pursuant to the provisions in the Global LLC Operating Agreement relating to the limitations on distributions on the Class B units during the Distribution Forbearance Period will not be distributed to holders of other classes of units and will not constitute an arrearage on the Class B units.
Subordination Period
The Global LLC Operating Agreement provides that, during the Subordination Period, the Class A units and Class B1 units (if any) have the right to receive quarterly distributions in an amount equal to $0.275 per unit, which amount is defined as the “Minimum Quarterly Distribution,” plus any arrearages in the payment of the Minimum Quarterly Distribution on the Class A units and Class B1 units from prior quarters, before any distributions may be made on the Class B units. The Class B units are deemed “subordinated” because for a period of time, referred to as the “Subordination Period,” the Class B units are not entitled to receive any distributions from Global LLC until the Class A units and Class B1 units have received the Minimum Quarterly Distribution plus any arrearages in the payment of the Minimum Quarterly Distribution from prior quarters. Furthermore, no arrearages will be paid on the Class B units. The practical effect of the subordinated Class B units is to increase the likelihood that during the Subordination Period there will be sufficient cash available for distributions to shareholders to pay the Minimum Quarterly Distribution on the Class A units and Class B1 units. The subordination of the Class B units is in addition to the provisions in the Global LLC Operating Agreement relating to the limitations on distributions on the Class B units during the Distribution Forbearance Period described above.
The Subordination Period began on the completion of the IPO and continues until each of the following tests regarding distributions of cash available for distribution to shareholders and Minimum Quarterly Distributions is met, which will be a minimum three-year period ending no earlier than the beginning of the period for which a distribution is paid for the first quarter of 2018:

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

Insurance Allocation Agreement
The Company, TerraForm Power, Inc., SunEdison and certain of their respective directors and officers shared $150.0 million of directors’ and officers’ liability insurance policies that covered the period from July 15, 2015 to July 14, 2016 (the “D&O Insurance”). SunEdison and the independent directors of SunEdison (the “SUNE D&O Parties”) entered into an agreement, dated March 27, 2017 and amended on June 7, 2017, with the Company, TerraForm Power, Inc. and their respective current directors and officers (the “YieldCo D&O Parties”) related to the D&O Insurance. Among other things, this agreement provides that: (i) the YieldCo D&O Parties consent to a $32.0 million payment to SunEdison from the D&O Insurance in connection with the settlement of claims proposed to be brought by the unsecured creditors’ committee in the SunEdison Bankruptcy under a motion in the SunEdison Bankruptcy case for derivative standing; (ii) for a specified period of time, the SUNE D&O Parties and the YieldCo D&O Parties agree to cooperate in trying to reach settlements of certain lawsuits pending against the YieldCo D&O Parties arising from a variety of alleged prepetition actions and transactions, including, but not limited to, the Company’s initial public offering and other securities transactions, and SunEdison agrees to consent to such proposed settlements to be funded by up to $32.0 million from the D&O Insurance; and (iii) for a specified period of time, SunEdison, its independent directors, the Company and TerraForm Power, Inc. will not assert certain payment priority provisions of the D&O Insurance. On June 29, 2017, the bankruptcy court overseeing the SunEdison Bankruptcy entered an order approving this agreement.
Arrangements with TerraForm Power
In January 2017, the Company entered into a Use and Occupancy Agreement with TerraForm Power, pursuant to which TerraForm Power granted to the Company a license to use the office space in Bethesda, Maryland that is leased by TerraForm Power and is the shared corporate headquarters of the Company and TerraForm Power until the earlier to occur of June 30, 2018 and the termination of the underlying lease. The Company has agreed to pay TerraForm Power one-third of the rent and other amounts due to the landlord under the underlying lease, which is expected to be equal to an aggregate of $0.8 million in 2017, and certain additional service fees. For the six months ended June 30, 2017, $0.4 million was accrued under this agreement.
TerraForm Power has entered into service contracts with various vendors for information technology and enterprise resource planning systems. The Company is not a party to any of these contracts and has no direct contractual liability to third parties thereunder, however the Company uses these systems in cooperation with TerraForm Power, and the costs of such systems will be allocated between TerraForm Power and the Company pursuant to an agreement that is expected to be entered into between TerraForm Power and the Company. As of June 30, 2017 and December 31, 2016, the Company capitalized $0.7 million and $0.4 million, respectively, of expenses related to development costs of the new enterprise resource planning systems, and the Company recognized less than $0.1 million as general and administrative expense related to these systems during the six months ended June 30, 2017, and $0.1 million as general and administrative expense related to these systems during the year ended December 31, 2016. For the six months ended June 30, 2017, no amounts were paid under this agreement.
In addition, certain employees of TerraForm Power provide general management services to the Company, and a portion of the costs associated with such employees is allocated to the Company. As of June 30, 2017, the cost to the Company for the services being provided to the Company by employees of TerraForm Power is $0.7 million.
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
Concurrently with the execution of the Renova Settlement Agreement, Renova and Parent entered into a Purchase & Sale Agreement (the “PSA”) with respect to all of the shares of Class A common stock of TerraForm Global, Inc. owned by Renova (excluding the shares to be released from escrow to TerraForm Global, Inc. pursuant to the Renova Settlement Agreement). Pursuant to the terms of the PSA, an affiliate of Brookfield agreed to purchase 19,535,004 shares of Class A common stock of TerraForm Global, Inc. from Renova for a purchase price in cash of $4.75 per share, or $92,791,269 in the aggregate.
The effectiveness of the full releases contained in the Renova Settlement Agreement was subject to certain conditions set forth in the Renova Settlement Agreement (including, but not limited to, the execution and filing of a joint stipulation with the Center for Arbitration and Mediation of the Chamber of Commerce Brazil-Canada withdrawing with prejudice all of the claims and counterclaims made in the Renova Arbitration and the purchase of Renova’s shares of Class A common stock of TerraForm Global, Inc. by Parent). Additionally, the consummation of the share purchase contemplated by the PSA was subject to customary conditions to closing and was conditioned upon the satisfaction of certain conditions set forth in the Renova Settlement Agreement, including the effectiveness of the mutual releases and release of the shares in escrow.
The conditions to the effectiveness of the full releases in the Renova Settlement Agreement, as well as the conditions to the consummation of the share purchase contemplated by the PSA, were satisfied on June 29, 2017. As a result, on June 29, 2017, the Company made a one-time settlement payment to Renova in the aggregate amount of $15.0 million, 792,495 shares of TerraForm Global, Inc. Class A common stock issued to Renova were returned from escrow to the Company, the TerraForm Global Parties and Renova executed and filed a joint stipulation with the Center for Arbitration and Mediation of the Chamber of Commerce Brazil-Canada withdrawing with prejudice all of the claims and counterclaims made in the Renova Arbitration, the full releases provided for in the Renova Settlement Agreement became effective, and the share purchase contemplated by the PSA was consummated. The Company recognized $3.8 million of general and administrative expenses as of December 31, 2016 as a result of this settlement.
Also, concurrently with the execution of the Renova Settlement Agreement, TerraForm Global, Inc. and Parent entered into a letter agreement (the “Renova Letter Agreement”), pursuant to which Parent agreed that upon the later to occur of (i) the effective time as described in the Renova Settlement Agreement and (ii) the closing of the share purchase contemplated by the PSA (as defined and described below), the condition to the obligations of Parent and Merger Sub to effect the Merger set forth in Section 7.2(c) (Litigation Settlement) of the Merger Agreement, solely with respect to Renova’s claims in the Renova Arbitration, has been satisfied and the aggregate payment made by the Company (net of any amounts funded directly or indirectly by insurance proceeds) under the Renova Settlement Agreement in connection with the settlement of Renova’s claims in the Renova Arbitration will be deemed to be zero. This condition to the obligations of Parent and Merger Sub to effect the merger set forth in Section 7.2(c) (Litigation Settlement) of the Merger Agreement solely with respect to Renova’s claims in the Renova Arbitration was also satisfied on June 29, 2017.
Employment of Related Persons
Since December 2016, the Company has directly employed Al Dahya, the son of Hanif Dahya, a member of the Company's Board, as its Senior Vice President, Corporate Development and Strategy. Prior to December 2016, Al Dahya was an employee of SunEdison and was compensated directly by SunEdison. In the fiscal year ended December 31, 2016, Al Dahya received RSUs with a fair market value at the time of their granting of $63,400 as a retention payment from the Company pursuant to the Company’s general retention program implemented following the SunEdison Bankruptcy. Since his employment by the Company, Al Dahya receives a base salary of $260,000, and may be eligible to receive an annual bonus for the year ending December 31, 2017, additional retention payments and certain bonuses relating to the closing of the Brookfield Transaction consistent with the Company’s general employee compensation practices and programs.

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

The following tables reflect summarized financial information concerning the Company’s reportable segments for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30, 2017				Three Months Ended June 30, 2016
(In thousands)	Solar	Wind	Corporate	Total	Solar	Wind	Corporate	Total
Operating revenues, net	$29,283	$33,219	$—	$62,502	$28,878	$27,552	$—	$56,430
Depreciation, accretion and amortization	7,078	14,131	—	21,209	6,509	6,516	—	13,025
Other operating costs and expenses	5,136	8,345	18,580	32,061	4,703	5,899	15,503	26,105
Interest expense (income), net	10,128	(100)	18,940	28,968	10,372	(281)	18,884	28,975
Other non-operating (income) expenses	4,666	1,634	(10,776)	(4,476)	14,304	1,053	(34,774)	(19,417)
Income tax expense¹	—	—	2,485	2,485	—	—	2,061	$2,061
Net income (loss)	$2,275	$9,209	$(29,229)	$(17,745)	$(7,010)	$14,365	$(1,674)	$5,681

	Six Months Ended June 30, 2017				Six Months Ended June 30, 2016
(In thousands)	Solar	Wind	Corporate	Total	Solar	Wind	Corporate	Total
Operating revenues, net	$61,499	$57,487	$—	$118,986	$57,617	$46,499	$—	$104,116
Depreciation, accretion and amortization	14,220	22,090	—	36,310	12,381	15,216	—	27,597
Other operating costs and expenses	10,269	16,139	35,961	62,369	11,273	13,328	31,925	56,526
Interest expense (income), net	20,069	(216)	39,604	59,457	22,634	(2,049)	42,053	62,638
Other non-operating (income) expenses	9,411	1,444	(35,257)	(24,402)	18,549	3,042	(66,588)	(44,997)
Income tax expense¹	—	—	4,950	4,950	—	—	2,919	$2,919
Net income (loss)	$7,530	$18,030	$(45,258)	$(19,698)	$(7,220)	$16,962	$(10,309)	$(567)

The following table reflects reportable segment assets as of June 30, 2017 and December 31, 2016:

Balance Sheet	As of June 30, 2017				As of December 31, 2016
(In thousands)	Solar	Wind	Corporate	Total	Solar	Wind	Corporate	Total
Total assets²	$566,235	$347,146	$1,530,964	$2,444,345	$556,452	$448,621	$1,443,206	$2,448,279

(1)	Income tax benefit is not allocated to the Company’s Solar and Wind segments.

(2)	Corporate assets include cash and cash equivalents, intercompany accounts receivable, other current assets and other assets.

18. OTHER COMPREHENSIVE INCOME (LOSS)
Comprehensive income (loss) represents a measure of all changes in equity that result from recognized transactions and other economic events other than transactions with owners in their capacity as owners. Other comprehensive income (loss) includes foreign currency translations and gains (losses) on hedging instruments.

The following table presents the changes in each component of accumulated other comprehensive (loss) income, net of tax:

(In thousands)	Foreign Currency Translation Adjustments	Hedging Activities	Accumulated Other Comprehensive Income
Balance as of December 31, 2016	$13,801	$(2,972)	$10,829
Other comprehensive (loss) income	(16,230)	1,570	(14,660)
Less: other comprehensive (loss) income attributable to non-controlling interests	(5,480)	1,054	(4,426)
Balance as of June 30, 2017	$3,051	$(2,456)	$595
The following tables present the changes in each component of accumulated other comprehensive income (loss) and the related tax effects for the three months ended June 30, 2017 and 2016:

	Three Months Ended June 30, 2017
(In thousands)	Before Tax	Tax Effect	Net of Tax
Foreign currency translation adjustments:	$(28,811)	$—	$(28,811)
Unrealized gain (loss) on hedging instruments	4,037	(290)	3,747
Net other comprehensive loss	$(24,774)	$(290)	$(25,064)
Less: Other comprehensive loss attributable to non-controlling interests, net of tax			(8,918)
Other comprehensive loss attributable to Class A stockholders			$(16,146)

	Three Months Ended June 30, 2016
(In thousands)	Before Tax	Tax Effect	Net of Tax
Foreign currency translation adjustments	$33,954	$271	$34,225
Unrealized (loss) gain on hedging instruments	(2,653)	4,792	2,139
Net other comprehensive income	$31,301	$5,063	$36,364
Less: Other comprehensive income attributable to non-controlling interests, net of tax			14,886
Other comprehensive income attributable to Class A stockholders			$21,478
The following tables present the changes in each component of accumulated other comprehensive income (loss) and the related tax effects for the six months ended June 30, 2017 and 2016:

	Six Months Ended June 30, 2017
(In thousands)	Before Tax	Tax Effect	Net of Tax
Foreign currency translation adjustments:	$(16,230)	$—	$(16,230)
Unrealized gain on hedging instruments	1,570	401	1,971
Net other comprehensive (loss) income	$(14,660)	$401	$(14,259)
Less: Other comprehensive loss attributable to non-controlling interests, net of tax			(4,160)
Other comprehensive loss attributable to Class A stockholders			$(10,099)

	Six Months Ended June 30, 2016
(In thousands)	Before Tax	Tax Effect	Net of Tax
Foreign currency translation adjustments	$38,511	$271	$38,782
Unrealized (loss) gain on hedging instruments	(17,116)	4,792	(12,324)
Net other comprehensive income	$21,395	$5,063	$26,458
Less: Other comprehensive income attributable to non-controlling interests, net of tax			7,036
Other comprehensive income attributable to Class A stockholders			$19,422

19. SUBSEQUENT EVENTS
See Note 1 - Nature of Operations and Note 16 - Related Parties for a description of subsequent events related to the Renova Settlement Agreement and the SunEdison Bankruptcy.
See Note 15 - Commitments and Contingencies for a description of subsequent events related to legal proceedings initiated against the Company and legal proceedings initiated by the Company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis should be read in conjunction with our audited consolidated financial statements and related notes thereto included as part of our Annual Report on Form 10-K for the year ended December 31, 2016 filed on June 15, 2017 and our unaudited condensed consolidated financial statements for the three and six months ended June 30, 2017 and other disclosures included in this Quarterly Report on Form 10-Q. The results shown herein are not necessarily indicative of the results to be expected in any future period. Unless otherwise indicated or otherwise required by the context, references to “we,” “our,” “us,” or the “Company” refer to TerraForm Global, Inc. and its consolidated subsidiaries.

Overview
We are a globally diversified renewable energy company that owns long-term contracted solar and wind power plants. Our business objective is to own and operate a portfolio of renewable energy power plants and to pay cash dividends to our stockholders. Our portfolio consists of solar and wind power plants located in Brazil, China, India, Malaysia, South Africa, Thailand and Uruguay with an aggregate net capacity (based on our share of economic ownership) of 919.2 MW as of June 30, 2017.
Recent Developments
Information regarding recent developments appears in Item 1. Business - Recent Developments in the Company's Annual Report on Form 10-K for the year ended December 31, 2016, which was filed on June 15, 2017, and in Item 1. Note 1 - Nature of Operations in this Quarterly Report on Form 10-Q, each of which is incorporated herein by reference.
Our Portfolio
Our portfolio consists of solar and wind power plants located in Brazil, China, India, Malaysia, South Africa, Thailand, and Uruguay with an aggregate net capacity (based on our share of economic ownership) of 919.2 MW as of June 30, 2017. These power plants generally have long-term Power Purchase Agreements (“PPAs”) with creditworthy counterparties. Our current portfolio has PPAs with a weighted average (based on net capacity according to share of economic ownership) remaining life of 17 years as of June 30, 2017.
Subject to market and other conditions, our long-term plan is to further expand and diversify our current portfolio by acquiring utility-scale and distributed assets located in our core markets and certain other jurisdictions, each of which we expect will also have a long-term PPA with a creditworthy counterparty. However, as discussed under Item 1. Note 1 - Nature of Operations - SunEdison Bankruptcy and Settlement Agreement with SunEdison, in connection with the Brookfield Transaction (as defined in Item 1. Note 1 - Entry into a Definitive Merger Agreement with Brookfield Asset Management Inc.), we entered into a Settlement Agreement (as defined in Item 1. Note 1 - Nature of Operations - SunEdison Bankruptcy and Settlement Agreement with SunEdison) with SunEdison (as defined in Item 1. Note 1 - Overview) to resolve our outstanding intercompany claims and defenses in connection with the SunEdison Bankruptcy (as defined in Item 1. Note 1 - Nature of Operations - SunEdison Bankruptcy and Settlement Agreement with SunEdison) and the Settlement Agreement has been approved by the bankruptcy court overseeing the SunEdison Bankruptcy. If the Settlement Agreement becomes effective, our existing rights to acquire certain projects from SunEdison will be terminated. Even if such rights are not terminated, as a result of the SunEdison Bankruptcy, we do not expect to acquire any additional projects from SunEdison. In addition, our ability to acquire additional renewable energy power plants from third parties is dependent on our ability to borrow additional funds and access the capital markets, including the project finance market for project level debt. At this time, the conditions in the capital markets for our corporate debt and equity securities have made it difficult to obtain corporate level financing in the capital markets at an attractive cost. Additionally, as a result of the SunEdison Bankruptcy and our earlier delay in filing our periodic reports with the SEC, we may have difficulty accessing the project finance market for project level debt financing. As a result of the foregoing, our ability to acquire and finance projects on attractive terms or at all may be limited. If we are unable to raise adequate proceeds when needed to fund acquisitions, our ability to grow our portfolio will be limited, which could have an adverse effect on our projected cash available for distribution, business, financial condition, results of operations and cash flows.

The following table lists the solar and wind power plants that comprise our portfolio as of June 30, 2017:

Power Plant Name	Country	Power Plant Type	Gross Nameplate Capacity (MW) (1)	Net Capacity based on share of Economic Ownership (MW)(2)	Net Capacity based on share of Equity Ownership (MW)(2)	# of Sites	Weighted Average Remaining Duration of PPA (Years)(3)
Salvador	Brazil	Wind	203.2	203.2	203.2	9	15
Bahia	Brazil	Wind	103.5	103.5	103.5	5	15
Honiton	China	Wind	148.5	148.5	148.5	3	12
Dunhuang	China	Solar	18.0	18.0	18.0	1	15
Hanumanhatti	India	Wind	50.4	50.4	50.4	1	14
NSM Suryalabh	India	Solar	39.0	39.0	39.0	1	23
Gadag	India	Wind	31.2	31.2	31.2	1	11
NSM Sitara	India	Solar	31.0	31.0	31.0	1	23
NSM L’Volta	India	Solar	26.0	26.0	26.0	1	23
SE 25	India	Solar	25.0	25.0	25.0	1	20
NSM 24	India	Solar	24.0	24.0	24.0	1	21
Focal	India	Solar	23.0	23.0	23.0	2	23
Bhakrani	India	Wind	20.0	20.0	20.0	1	22
Millenium	India	Solar	9.3	9.3	9.3	1	20
Brakes	India	Solar	7.7	7.7	5.4	1	13
Raj 5	India	Solar	5.0	5.0	5.0	1	20
ESP Urja	India	Solar	5.0	5.0	5.0	1	19
Azure	India	Solar	5.0	5.0	5.0	1	19
Silverstar Pavilion	Malaysia	Solar	10.0	5.1	4.8	2	17
Fortune 11	Malaysia	Solar	5.1	4.8	2.4	1	17
Corporate Season	Malaysia	Solar	4.0	2.5	1.9	1	17
Boshof	South Africa	Solar	65.9	33.6	33.6	1	17
Witkop	South Africa	Solar	32.9	16.8	16.8	1	16
Soutpan	South Africa	Solar	31.0	15.8	15.8	1	16
NPS Star	Thailand	Solar	18.0	18.0	8.7	3	28
WXA	Thailand	Solar	17.8	17.8	8.7	3	24
PP Solar	Thailand	Solar	3.6	3.6	3.6	3	24
Alto Cielo	Uruguay	Solar	26.4	26.4	26.4	1	27
Total Portfolio as of June 30, 2017			989.5	919.2	895.2	50	17
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
(3) Calculated as of June 30, 2017. The number represents a weighted average (based on net capacity based on share of economic ownership) of remaining duration.

Key Metrics
Operating Metrics
Net Capacity
The Company measures the electricity-generating production capacity of its power generation assets in net capacity (measured in megawatts of direct current, or “DC,” with respect to solar power plants, and megawatts of alternating current, or “AC,” with respect to wind power plants). Net capacity represents the rated generation capacity at standard test conditions of a power plant multiplied by either the Company’s percentage of economic ownership of that power plant after taking into account any redeemable preference shares and shareholder loans held by the Company or percentage of equity ownership of that power plant, as applicable. Rated capacity is the expected maximum output a power plant can produce without exceeding its design limits. The size of the Company’s power generation assets varies significantly among the assets comprising the portfolio. Management believes the aggregate net capacity of the Company’s portfolio is indicative of the overall production capacity and period-to-period comparisons of net capacity are indicative of the growth rate of the Company’s business. Our power plants had a net capacity (based on our share of economic ownership) of 919.2 MW as of June 30, 2017.
Megawatt Hour Generation
Megawatt-hour (“MWh”) generation refers to the actual amount of electricity a power generator produces over a specific period. Management tracks the aggregate generation of the Company’s power generation assets as it is indicative of the periodic production of its business operations.
Gigawatt Hours Sold
Gigawatt-hours (“GWh”) sold refers to the actual volume of electricity generated and sold by the Company’s power plants during a particular period. Management tracks gigawatt-hours sold as an indicator of the ability to recognize revenue from the generation of electricity at the Company’s power plants. Our total GWh sold for the three and six months ended June 30, 2017 was 662.8 GWh and 1,201.7 GWh, respectively, as compared to 601.9 GWh and 1,107.8 GWh for the same periods in the prior year.

Consolidated Results of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2017	2016	2017	2016
Operating revenues, net	$62,502	$56,430	$118,986	$104,116
Operating costs and expenses:
Cost of operations	11,695	11,797	23,034	22,029
General and administrative	20,366	14,225	39,335	24,409
Acquisition, formation and related costs	—	83	—	10,088
Depreciation, accretion and amortization	21,209	13,025	36,310	27,597
Total operating costs and expenses	53,270	39,130	98,679	84,123
Operating income	9,232	17,300	20,307	19,993
Other expense (income):
Loss (gain) on the extinguishment of debt	—	526	6,767	(5,735)
Interest expense, net	28,968	28,975	59,457	62,638
Gain on foreign currency exchange	(1,295)	(13,882)	(22,937)	(26,231)
Other income, net	(3,181)	(6,061)	(8,232)	(13,031)
Total other expenses, net	24,492	9,558	35,055	17,641
(Loss) income before income tax expense	(15,260)	7,742	(14,748)	2,352
Income tax expense	2,485	2,061	4,950	2,919
Net (loss) income	$(17,745)	$5,681	$(19,698)	$(567)
Less:(loss) income attributable to non-controlling interests	(7,364)	4,584	(7,604)	2,968
Net (loss) income attributable to TerraForm Global, Inc. Class A common stockholders	$(10,381)	$1,097	$(12,094)	$(3,535)
In our results of operations, we define existing power plants as any power plant which was operational from the first day of the respective reporting period. Power plants acquired from a third party relate to any power plant acquired during the respective reporting period. Power plants achieving commercial operations are power plants with a commercial operation date within the respective reporting period. Alto Cielo, which was acquired on April 8, 2016, is the only non-comparable acquisition between the six months ended June 30, 2017 and 2016.

Three Months Ended June 30, 2017 Compared to Three Months Ended June 30, 2016
Operating Revenues, net
Operating revenues, net for the three months ended June 30, 2017 and 2016 were as follows:

	Three Months Ended June 30,
(In thousands, other than MW and GWh data)	2017	2016	Change
Wind	$33,219	$27,552	$5,667
Solar	29,283	28,878	405
Total	$62,502	$56,430	$6,072
Net capacity (MW)(1)(2)	919.2	916.4	2.8
GWh sold	662.8	601.9	60.9

(1)	Operational at end of period.

(2)	Net capacity represents the maximum generating capacity at standard test conditions of a power plant multiplied by our percentage of economic ownership of that power plant.
Operating revenues, net increased by $6.1 million during the three months ended June 30, 2017, compared to the same period in 2016. Wind power plants accounted for $5.7 million of additional revenue, net during the three months ended June 30, 2017 compared to the same period in the prior year, due primarily to increased production and favorable currency exchange rates in Brazil and India offset by decreased production and unfavorable currency exchange rates in China. Solar power plants accounted for $0.4 million increase in revenue during the three months ended June 30, 2017 compared to the same period in the prior year, due primarily to favorable currency exchange rates in South Africa, offset by the impact of a transformer failure in one of the South African power plants.
Cost of Operations
Cost of operations for the three months ended June 30, 2017 and 2016 was as follows:

	Three Months Ended June 30,
(In thousands)	2017	2016	Change
Cost of operations	$11,695	$11,797	$(102)

Cost of operations for the three months ended June 30, 2017 and 2016 was $11.7 million and $11.8 million, respectively. Cost of operations decreased $0.1 million during the three months ended June 30, 2017 compared to the same period in 2016 due to reduced operation and maintenance ("O&M") costs the Company realized after transitioning to third-party vendors in 2017.
General and Administrative Expense
General and administrative expense for the three months ended June 30, 2017 and 2016 was as follows:

	Three Months Ended June 30,
(In thousands)	2017	2016	Change
General and Administrative Expense	$20,366	$14,225	$6,141

General and administrative expense for the three months ended June 30, 2017 and 2016 was $20.4 million and $14.2 million, respectively. General and administrative expense increased by $6.1 million compared to the three months ended June 30, 2016 due to continued additional expenses related to the impact of the SunEdison Bankruptcy and the costs associated with operating as a stand-alone organization, primarily driven by consulting and professional fees.
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

As part of the Company’s transition away from its historical reliance on SunEdison, as of January 1, 2017, substantially all employees at both the corporate and project levels who were previously employed by SunEdison were hired directly by the Company. As such, the Company no longer materially relies upon SunEdison for personnel to manage and operate our business or our power plants. The Company continues to execute on the other aspects of its plan to implement a stand-alone organization. We expect to incur higher costs associated with performing these services ourselves or hiring substitute providers than the fees we paid under the MSA.
Acquisition, Formation and Related Costs
Acquisition, formation and related costs are zero for the three months ended June 30, 2017, compared to $0.1 million for the same period in 2016, as there were no acquisitions during the three months ended June 30, 2017.
Depreciation, Accretion and Amortization
Depreciation, accretion and amortization expense increased from $13.0 million for the three months ended June 30, 2016 to $21.2 million for the three months ended June 30, 2017. The increase was primarily due to the impact of foreign currency on depreciation expense for wind power plants denominated in foreign currencies.
Loss (Gain) on Extinguishment of Debt, net
There was no gain or loss on the extinguishment of debt recognized for the three months ended June 30, 2017, compared to a loss of $0.5 million recognized for the same period in 2016. This decrease is due to the extinguishment of Indian term debt during the three months ended June 30, 2016, which resulted in a loss of $0.5 million.
Interest Expense, net
Interest expense, net for the three months ended June 30, 2017 and 2016 was as follows:

	Three Months Ended June 30,
(In thousands)	2017	2016	Change
Corporate level	$18,940	18,884	$56
Project level:
Solar	10,128	10,372	(244)
Wind	(100)	(281)	181
Total interest expense, net	$28,968	$28,975	$(7)

Interest expense, net decreased by an immaterial amount during the three months ended June 30, 2017 compared to the same period in 2016.
As a result of the SunEdison Bankruptcy, we do not expect SunEdison to perform under the Interest Payment Agreement going forward, in which case we expect to continue servicing out debt obligations with current liquidity and cash flows from operations. See Item 1. Note 16 - Related Parties - Interest Payment Agreement for additional information on the Interest Payment Agreement.
Gain on Foreign Currency Exchange, net
Net gain on foreign currency exchange was $1.3 million for the three months ended June 30, 2017 versus a net gain of $13.9 million for the three months ended June 30, 2016, resulting in a decrease of $12.6 million. This change is primarily due to a loss of $27.2 million related to the impact of revaluation to the U.S. dollar of plant assets and liabilities denominated in foreign currencies and foreign currency exchange rates on intercompany loans, offset by $12.4 million on foreign currency forward contracts that matured during the three months ended June 30, 2017 versus the same period in 2016.
Other Income, net
Other income, net was $3.2 million for the three months ended June 30, 2017 compared to $6.1 million for the same period in 2016. The decrease was due to receipt of damages payments from contractors in South Africa during the second quarter of 2016, offset by an increase from the sale of PPAs in Thailand during the first and second quarters of 2017.

Income Tax Provision
Income tax expense was $2.5 million for the three months ended June 30, 2017, compared to $2.1 million for the three months ended June 30, 2016. For the three months ended June 30, 2017, the overall effective tax rate was different than the statutory rate of 35.0% primarily due to valuation allowances, tax holiday benefits, taxes on non-operating income in Thailand and presumed profits taxes in Brazil. As of June 30, 2017, most jurisdictions were in a net deferred tax asset position. A valuation allowance is recorded against the deferred tax assets primarily because of the historical losses in those jurisdictions.

Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016
Operating Revenues, net
Operating revenues, net for the six months ended June 30, 2017 and 2016 were as follows:

	Six Months Ended June 30,
(In thousands, other than MW and GWh data)	2017	2016	Change
Wind	57,487	46,499	$10,988
Solar	61,499	57,617	3,882
Total	$118,986	$104,116	$14,870
Net capacity (MW)(1)(2)	919.2	916.4	2.8
GWh sold	1,201.8	1,107.8	94.0

(1)	Operational at end of period.

(2)	Net capacity represents the maximum generating capacity at standard test conditions of a power plant multiplied by our percentage of economic ownership of that power plant.
Operating revenues, net increased by $14.9 million during the six months ended June 30, 2017, compared to the same period in 2016. Wind power plants accounted for $11.0 million of additional revenue, net during the six months ended June 30, 2017 compared to the same period in the prior year, due primarily to increased production and favorable currency exchange rates in Brazil offset by decreased production and unfavorable currency exchange rates in China. Solar power plants accounted for $3.9 million of additional revenue during the six months ended June 30, 2017 compared to the same period in the prior year, due primarily to the acquisition of Alto Cielo, accounting for $1.2 million of additional solar revenue, as well as favorable currency exchange rates in South Africa.
Cost of Operations
Cost of operations for the six months ended June 30, 2017 and 2016 was as follows:

	Six Months Ended June 30,
(In thousands)	2017	2016	Change
Cost of operations	23,034	22,029	$1,005

Cost of operations for the six months ended June 30, 2017 and 2016 was $23.0 million and $22.0 million, respectively. Cost of operations increased $1.0 million during the six months ended June 30, 2017 compared to the same period in 2016 due to $2.3 million in additional costs related to increased production from our wind power plants, partially offset by a $1.3 million reduction in O&M costs the Company realized after transitioning to third-party vendors in 2017.
General and Administrative Expense
General and administrative expense for the six months ended June 30, 2017 and 2016 was as follows:

	Six Months Ended June 30,
(In thousands)	2017	2016	Change
General and Administrative Expense	39,335	24,409	$14,926

General and administrative expense for the six months ended June 30, 2017 and 2016 was $39.3 million and $24.4 million, respectively. General and administrative expense increased by $14.9 million compared to the six months ended June 30, 2016 due to continued additional expenses related to the impact of the SunEdison Bankruptcy and the costs associated with operating as a stand-alone organization, primarily driven by consulting and professional fees.

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
As part of the Company’s transition away from its historical reliance on SunEdison, as of January 1, 2017, substantially all employees at both the corporate and project levels who were previously employed by SunEdison were hired directly by the Company. As such, the Company no longer materially relies upon SunEdison for personnel to manage and operate our business or our power plants. The Company continues to execute on the other aspects of its plan to implement a stand-alone organization. We expect to incur higher costs associated with performing these services ourselves or hiring substitute providers than the fees we paid under the MSA.
Acquisition, Formation and Related Costs
Acquisition, formation and related costs are zero for the six months ended June 30, 2017, compared to $10.1 million for the same period in 2016, as there were no acquisitions terminated, completed or pending completion during the six months ended June 30, 2017.
Depreciation, Accretion and Amortization
Depreciation, accretion and amortization expense increased from $27.6 million for the six months ended June 30, 2016 to $36.3 million for the six months ended June 30, 2017. The increase was primarily due to the impact of foreign currency on depreciation expense for wind power plants denominated in foreign currencies.
Loss (Gain) on Extinguishment of Debt, net
A loss on the extinguishment of debt of $6.8 million was recognized for the six months ended June 30, 2017, a decrease of $12.5 million compared to the same period in 2016. This decrease was primarily due to Global Operating LLC permanently reducing to zero and terminating the revolving commitments under the Revolver on March 31, 2017.
For the six months ended June 30, 2016, the Company recognized a gain on extinguishment of debt of $5.7 million. This gain was due to the Company's repurchase of the Senior Notes, partially offset by a loss on the repayment of Indian term debt, as well as a loss on extinguishment of debt resulting from the cancellation of third party debt in Thailand during the first quarter of 2016.

Interest Expense, net
Interest expense, net for the six months ended June 30, 2017 and 2016 was as follows:

	Six Months Ended June 30,
(In thousands)	2017	2016	Change
Corporate level	39,604	42,053	$(2,449)
Project level:
Solar	20,069	22,634	(2,565)
Wind	(216)	(2,049)	1,833
Total interest expense, net	59,457	62,638	$(3,181)

Interest expense, net decreased by $3.2 million during the six months ended June 30, 2017 compared to the same period in 2016. The decrease was primarily driven by a decrease in amortization of the deferred financing fees relating to the Revolver. In March 2017, the Company permanently reduced to zero and terminated the revolving commitments under the Revolver, and as such the Company wrote off the remaining portion of the Revolver's deferred financing fees as a loss on extinguishment of debt. Interest income decreased by $1.8 million during the six months ended June 30, 2017 compared to the same period in 2016, primarily due to distributions made from power plants in Brazil in December 2016 and April 2017.
As a result of the SunEdison Bankruptcy, we do not expect SunEdison to perform under the Interest Payment Agreement going forward, in which case we expect to continue servicing out debt obligations with current liquidity and cash flows from operations. See Item 1. Note 16 - Related Parties - Interest Payment Agreement for additional information on the

Interest Payment Agreement.
Gain on Foreign Currency Exchange, net
Net gain on foreign currency exchange was $22.9 million for the six months ended June 30, 2017 versus a net gain of $26.2 million for the six months ended June 30, 2016, resulting in a decrease of $3.3 million. This change is primarily due to a decrease in gain on foreign currency exchange of $21.2 million related to the impact of revaluation to the U.S. dollar value of plant assets and liabilities denominated in foreign currencies and foreign currency exchange rates on intercompany loans, in addition to the benefit of a lower net loss of $15.5 million on foreign currency forward contracts that matured during the six months ended June 30, 2017 versus the same period in 2016.
Other Income, net
Other income, net was $8.2 million for the six months ended June 30, 2017, compared to $13.0 million for the same period in 2016. The decrease was due to receipt of damages payments from contractors in South Africa during the second quarter of 2016, offset by an increase from the sale of PPAs in Thailand during the first and second quarters of 2017.
Income Tax Provision
Income tax expense was $5.0 million for the six months ended June 30, 2017, compared to $2.9 million for the six months ended June 30, 2016. For the six months ended June 30, 2017, the overall effective tax rate was different than the statutory rate of 35.0% primarily due to valuation allowances, tax holiday benefits, taxes on non-operating income in Thailand and presumed profits taxes in Brazil. As of June 30, 2017, most jurisdictions were in a net deferred tax asset position. A valuation allowance is recorded against the deferred tax assets primarily because of the historical losses in those jurisdictions.

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
Additionally, covenant defaults may occur in the future under the indenture governing the Senior Notes in the event of delays in the filing of our periodic reports with the SEC. There can be no assurance that we will be able to file our periodic reports with the SEC within the periods currently required under the indenture governing the Senior Notes or that the holders of the Senior Notes will agree to any required extension of financial statement filing dates on acceptable terms or at all. A default on the Senior Notes would permit the trustee or the holders of at least 25.0% in aggregate principal amount of notes outstanding to accelerate the Senior Notes. The Company would likely not have sufficient liquidity to meet this obligation, which could have a material adverse effect on our business, results of operations, financial condition and ability to pay dividends.
The risk of substantive consolidation of the Company with SunEdison and inclusion in the SunEdison Bankruptcy, as well as the risk of future covenant defaults under the indenture governing the Senior Notes, raise substantial doubt about the Company’s ability to continue as a going concern.
Liquidity Position
Total liquidity as of June 30, 2017 was approximately $650.2 million, comprised of unrestricted cash and cash equivalents. The unrestricted cash and cash equivalents balance as of June 30, 2017 was comprised of $556.4 million and $93.8 million unrestricted cash and cash equivalents at the corporate and project level, respectively. Unrestricted cash held at our project companies is available for project expenses but not available for corporate use. Total corporate liquidity excludes availability under the Revolver as a result of the reduction to zero and termination of the revolving commitments under our Revolver on March 31, 2017, as further described in Item 1. Note 7 - Long-Term Debt. On September 2, 2016, Global Operating LLC entered into a second supplemental indenture to the indenture governing the Senior Notes, under which Global Operating LLC agreed to repay the borrowing currently outstanding (other than the outstanding letters of credit) under the Revolver, as well as to restrictions on the ability of Global Operating LLC to further borrow under the Revolver until the earlier of March 8, 2017 or such time as SunEdison and its subsidiaries (other than the Company, TerraForm Power, Inc. (together with its subsidiaries, “TerraForm Power”) and their respective subsidiaries) have disposed of all or substantially all of their equity interests in the Company and an offer has been made to repurchase the outstanding Senior Notes at a purchase price in cash at least equal to 101.0% of their principal amount, plus accrued and unpaid interest, if any, to the repurchase date (or a binding agreement to make such an offer has been entered into). Subsequently, on March 31, 2017, Global Operating LLC permanently reduced to zero and terminated the revolving commitments under the Revolver and entered into a fifth amendment (the “Fifth Amendment”) to the Revolver. As a result, no availability under our Revolver was included in our liquidity position as of June 30, 2017. Management believes that the Company’s liquidity position and cash flows from operations will be adequate to finance operating and maintenance capital expenditures, service debt and other liquidity commitments. Management continues to regularly monitor the Company’s ability to finance the needs of the operating, financing and investing activities of our business in light of current conditions affecting us and within the dictates of prudent balance sheet management.
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
Uses of Liquidity
Our principal requirements for liquidity and capital resources, other than for operating our business, generally consist of: (i) debt service obligations; (ii) funding acquisitions, if any; and (iii) if and when declared by the Company, cash dividends to stockholders. Generally, once commercial operation is achieved, solar and wind power plants do not require significant capital expenditures to maintain operating performance. As of June 30, 2017, the cash consideration to be paid on account of our pending BioTherm acquisition was approximately $9.7 million.
Debt Service Obligations
The aggregate amounts of payments on long-term debt due after June 30, 2017 are as follows:

(In thousands)	Maturities
Maturities of long-term debt:	Remaining in 2017	2018	2019	2020	2021	Thereafter	Total
Project level	8,506	10,669	15,382	18,207	21,772	278,188	352,724
Corporate	$—	$—	$—	$—	$—	$753,490	$753,490
Total debt	$8,506	$10,669	$15,382	$18,207	$21,772	$1,031,678	$1,106,214
Certain of our project level financing agreements contain provisions that provide the lenders with the right to accelerate debt maturity as a result of non-compliance with loan covenants. Therefore, these debt balances were reclassified from long-term to current as of December 31, 2016 and June 30, 2017. We have received waivers and/or forbearance agreements with respect to certain of these defaults, and we are currently working with our project lenders to cure such defaults; however, no assurance can be given that such defaults will be cured in a timely manner or at all.

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
Upon expiration of the Distribution Forbearance Period (as described in Item 1. Note 16 - Related Parties), Global LLC will be entitled to set off any amounts owing by SunEdison pursuant to the Interest Payment Agreement against any and all amounts owed by Global LLC to SunEdison under the distribution provisions of the Global LLC Operating Agreement, and Global LLC may pay such amounts to Global Operating LLC. For the six months ended June 30, 2017, SunEdison made no payments to Global LLC related to interest payments on the Senior Notes.
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
Cash Dividends to Investors
Prior to the execution of the Merger Agreement, as a result of the SunEdison Bankruptcy, the limitations on our ability to access the capital markets for our corporate debt and equity securities, and other risks that we face as detailed in this Quarterly Report on Form 10-Q and the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, we believed it was prudent to defer any decisions on paying dividends to our stockholders. Under the Merger Agreement, we are restricted from declaring or paying dividends prior to the consummation of the Brookfield Transaction. In the event that the Brookfield Transaction is not consummated and the Merger Agreement is terminated or expires, if and when we believe it is prudent to do so, we intend to cause Global LLC to distribute to its unit-holders in the form of a quarterly distribution a portion of the cash available for distribution that is generated each quarter after appropriate reserves for our working capital needs and the prudent conduct of our business. In turn, we expect to use the amount of cash available for distribution that we receive from such distribution to pay quarterly dividends to the holders of our Class A common stock. The cash available for distribution is likely to fluctuate from quarter to quarter and in some cases significantly if any power plants experience higher than normal downtime as a result of equipment failures, electrical grid disruption or curtailment, weather disruptions or other events beyond our control. We expect our dividend payout ratio to vary as we intend to maintain or increase our dividend despite variations in our cash available for distribution from period to period. The amount of cash available for distribution from period to period may also be adversely affected by other factors, such as SunEdison’s failure to perform substantially as obligated under its agreements with us, including the Interest Payment Agreement. As a result of the notice from SunEdison purporting to terminate the Interest Payment Agreement in July 2016, we do not expect SunEdison to perform under the Interest Payment Agreement going forward, including its obligation to pay to us up to an aggregate amount of $40.0 million in 2017, $30.0 million in 2018, $20.0 million in 2019 and $10.0 million in 2020, plus any interest due on any payment not remitted when due. See “Liquidity and Capital Resources - Interest Payment Agreement” above. We also expect to incur higher costs as we transition away from our historical dependence on SunEdison for corporate, management, administrative, project and other services and perform these services ourselves or hire substitute providers. See “Consolidated Results of Operations-Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016- General and Administrative Expense”. For additional information on these and other factors that may adversely affect the amount of cash available for distribution and, in turn, our ability to pay any dividend in future periods, see Item 1A. Risk Factors - Risks Inherent in an Investment in TerraForm Global, Inc. - We may not be able to pay comparable or growing cash dividends to holders of our Class A common stock in the future in our Annual Report on Form 10-K for the year ended December 31, 2016, which was filed on June 15, 2017. Please refer to the disclosures included elsewhere in this Quarterly Report on Form 10-Q for additional information about the adverse impact of the SunEdison Bankruptcy on us and other risks and uncertainties we face.
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

Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016
The following table reflects the changes in cash flows for the comparative periods:

	Six Months Ended June 30,
(In thousands)	2017	2016	Change
Net cash (used in) provided by operating activities	$(13,432)	$3,590	$(17,022)
Net cash provided by (used in) investing activities	1,722	(10,333)	12,055
Net cash used in financing activities	(7,906)	(46,609)	38,703
Net Cash (Used in) Provided by Operating Activities
Net cash used in operating activities for the six months ended June 30, 2017 was $13.4 million, compared to net cash provided by operating activities for the six months ended June 30, 2016 of $3.6 million. The increase in net cash used in operations of $17.0 million was primarily driven by increased general and administrative costs associated with operating as a stand-alone organization, including consulting, professional and legal fees.
Net Cash Provided by (Used in) Investing Activities
Net cash provided by investing activities for the six months ended June 30, 2017 was $1.7 million, compared to $10.3 million used in investing activities for the six months ended June 30, 2016. The decrease in net cash used in investing activities of $12.1 million was driven by a decrease in capital expenditure of $43.6 million, as more projects were under development during 2016, and a decrease in cash paid for acquisitions of $32.1 million compared to the same period in 2016. This was partially offset by an increase in restricted cash of $54.3 million as less cash became available for use in the six months ended June 30, 2017 as compared to the six months ended June 30, 2016, and a decrease in cash acquired from acquisitions of $8.0 million due to the consolidation of the wind power plants in India acquired from FERSA in 2016.
Net Cash Used in Financing Activities
Net cash used in financing activities for the six months ended June 30, 2017 was $7.9 million, compared to $46.6 million for the six months ended June 30, 2016. The decrease in net cash used in financing activities of $38.7 million was driven by $35.4 million of cash used to repay the Senior Notes, $30.7 million of cash used to pay dividends and a net $21.6 million borrowed for project debt financing in the six months ended June 30, 2016, offset by cash provided by net parent investments in the amount of $49.0 million for the same period.
Off-Balance Sheet Arrangements
As of June 30, 2017, the Company did not have any off-balance sheet arrangements. As of December 31, 2016, the Company had one outstanding $0.4 million letter of credit issued in August 2016 under the Revolver in support of the Alto Cielo acquisition. This letter of credit was terminated on March 23, 2017 in connection with the Fifth Amendment.

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
Interest Rate Risk
As of June 30, 2017, our corporate level debt consisted of the Senior Notes (fixed rate). The estimated fair value of our corporate level debt was approximately $855.3 million and the outstanding amount of our corporate level debt was $753.5 million. We estimate that a 100 bps, or 1.0%, increase or decrease in market interest rates for this debt would have decreased or increased the fair value of our long-term debt by $34.0 million.
As of June 30, 2017, our project level debt was at both fixed and variable rates. The estimated fair value of our project level debt was $395.9 million and the outstanding amount of our project level debt was $352.7 million. We have entered into interest rate derivatives to swap certain of our variable rate project level debt to a fixed rate. Although we intend to use hedging strategies to mitigate our exposure to interest rate fluctuations, we may not hedge all of our interest rate risk and, to the extent we enter into interest rate hedges, our hedges may not necessarily have the same duration as the associated indebtedness. Our exposure to interest rate fluctuations will depend on the amount of indebtedness that bears interest at variable rates, the time at which the interest rate is adjusted, the amount of the adjustment, our ability to prepay or refinance variable rate indebtedness when fixed rate debt matures and needs to be refinanced and hedging strategies we may use to reduce the impact of any increases in rates. We estimate that a hypothetical 100 bps, or 1.0%, increase or decrease in our variable interest rates pertaining to interest rate swaps would have decreased or increased the fair value of the swaps respectively by $13.5 million and $12.5 million for the three months ended June 30, 2017.
Foreign Currency Risk
During the six months ended June 30, 2017 and the year ended December 31, 2016, all of our revenues were generated outside of the United States in Brazilian real, Chinese yuan renminbi, Indian rupee, Malaysian ringgit, South African rand, Thai baht, and U.S. dollars, and were translated into the U.S. dollar, which is our reporting currency. The PPAs, O&M agreements, financing agreements and other contractual arrangements in our current portfolio are denominated in Brazilian real, Chinese yuan renminbi, Indian rupee, Malaysian ringgit, South African rand, Thai baht, U.S. dollars and Uruguayan pesos.
We use currency forward contracts in certain instances to mitigate the financial market risks of fluctuations in foreign currency exchange rates. We manage our foreign currency exposures through the use of these currency forward contracts to reduce risks arising from the change in fair value of certain assets and liabilities denominated in foreign currencies. The objective of these practices is to minimize the impact of foreign currency fluctuations on our operating results. We estimate that a hypothetical 100 bps, or 1.0%, increase and decrease in foreign currency exchange rates against the U.S. dollar would have the following impacts on our earnings for the six months ended June 30, 2017:

(In thousands)	-100 BPS	+100 BPS
Brazilian real	(509)	499
Chinese yuan renminbi	(161)	158
Indian rupee	(447)	438
Malaysian ringgit	(38)	37
South African rand	(203)	199
Thai baht	(62)	61
Total impact	(1,421)	1,393
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
Additionally, covenant defaults may occur in the future under the indenture governing the Senior Notes in the event of delays in the filing of our periodic reports with the SEC. There can be no assurance that we will be able to file our periodic reports with the SEC within the periods currently required under the indenture governing the Senior Notes or that the holders of the Senior Notes will agree to any required extension of financial statement filing dates on acceptable terms or at all. A default on the Senior Notes would permit the trustee or the holders of at least 25.0% in aggregate principal amount of notes outstanding to accelerate the Senior Notes. The Company would likely not have sufficient liquidity to meet this obligation, which could have a material adverse effect on our business, results of operations, financial condition and ability to pay dividends.
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

Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
As disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016, which was filed on June 15, 2017, management identified material weaknesses in the Company’s internal control over financial reporting. We carried out an evaluation as of June 30, 2017, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were ineffective as of June 30, 2017 due to previously identified material weaknesses, as described in Item 9A. Controls and Procedures in our Annual Report on Form 10-K for the year ended December 31, 2016.
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

TERRAFORM GLOBAL, INC.

		By:	/s/ Rebecca J. Cranna
Date:	August 8, 2017		Name:	Rebecca J. Cranna
			Title:	Executive Vice President and Chief Financial Officer (Principal financial officer)

EXHIBIT INDEX

Number	Description
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